Form 10QSB
period 1995-09-30
WEST COAST BANCORP INC
filed 1995-11-13
CIK 826764

                                 FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1995         Commission File Number 0-21564


                          WEST COAST BANCORP, INC.
--------------------------------------------------------------------------------
      (Exact name of Small Business Issuer as specified in its charter)


          FLORIDA                                            65-0018667
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

2724 DEL PRADO BOULEVARD SOUTH, CAPE CORAL, FLORIDA             33904
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

ISSUER'S TELEPHONE NUMBER:  (941) 772-2220



                         Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X   No
                             ---     ---

CLASS                                        OUTSTANDING AT OCTOBER 19, 1995
-----                                        -------------------------------
COMMON STOCK, $1.00 PAR VALUE                1,539,548 SHARES

TABLE OF CONTENTS

                                                                          Pages

PART I      Item 1.       Financial Statements                            1 - 4

            Item 2.       Management's Discussion and Analysis of
                          Financial Condition and Results of Operations   5 - 6

PART II     Item 6.       Exhibits and Reports on Form 8-K                  7



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

                                              September 30,      December 31,
                  ASSETS                         1995                1994
Cash and due from banks                     $  4,112,398      $  5,876,317
Federal funds sold                             5,830,000        13,400,000
Interest-bearing deposits in other banks               0           250,000
Mortgage loans held for sale (at fair value)   5,167,055         5,113,154
Investment securities available for sale       2,352,262         2,503,711
Mortgage-backed securities available
  for sale                                     4,406,027         4,145,168
Investment securities held to maturity
  (aggregate fair value of $18,233,200
  as of September 30, 1995 and
  $14,844,696 as of December 31, 1994)        18,210,700        15,311,447
Loans (net of allowances for credit
  losses and deferred loan fees of
  $1,395,355 as of September 30,
  1995 and $1,129,014 as of December
  31, 1994)                                   96,833,368        85,198,080
Premises and equipment, net                    4,127,549         3,871,568
Other assets                                   2,843,618         2,753,864
                                            ------------      ------------
  Total assets                              $143,882,977      $138,423,309
                                            ============      ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits                                 $125,887,175      $122,068,376
   Long-term borrowings                        1,057,692         1,097,053
   Other liabilities                             660,404           182,356
                                            ------------      ------------
      Total liabilities                      127,605,271       123,347,785
                                            ------------      ------------

SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value,
     2,500,000 shares authorized, no
     shares issued and outstanding                     0                 0
   Common stock, $1.00 par value,
     7,500,000 shares authorized,
     1,539,248 shares issued and
     outstanding at September 30,
     1995 and 1,531,753 shares issued
     and outstanding at December
     31, 1994                                  1,539,248         1,531,753
  Additional paid-in capital                  12,769,768        12,709,997
  Unrealized holding loss on
    investment securities available
    for sale, net                                (99,583)         (409,511)
  Retained earnings                            2,068,273         1,243,285
                                            ------------      ------------
   Total shareholders' equity                 16,277,706        15,075,524
                                            ------------      ------------
   Total liabilities and shareholders'
     equity                                 $143,882,977      $138,423,309
                                            ============      ============




The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                              Three Months Ended September 30,                 Nine Months Ended September 30,
                                                  1995               1994                       1995                     1994
Interest income
  Interest on loans                            $ 2,640,206       $ 1,976,462               $  7,283,482            $   5,601,816
  Interest on mortgage-backed securities,
    taxable                                         69,674            63,386                    204,122                  215,447
  Interest on investment securities,
    taxable                                        248,535           181,578                    718,634                  440,218
  Interest on investment securities,
    nontaxable                                      49,423            20,735                    129,971                   69,099
  Other interest income                             81,283            60,684                    323,928                  153,679
                                               -----------       -----------               ------------            -------------
    Total interest income                        3,089,121         2,302,845                  8,660,137                6,480,259
                                               -----------       -----------               ------------            -------------

Interest expense
   Deposits                                      1,295,255           856,265                  3,567,470                2,301,800
   Borrowings                                       13,941            13,940                     39,113                   46,765
                                               -----------       -----------               ------------            -------------
    Total interest expense                       1,309,196           870,205                  3,606,583                2,348,565
                                               -----------       -----------               ------------            -------------

    Net interest income                          1,779,925         1,432,640                  5,053,554                4,131,694

Provision for credit losses                        107,250            44,500                    243,527                   89,503
                                               -----------       -----------               ------------            -------------

    Net interest income after provision
        for credit losses                        1,672,675         1,388,140                  4,810,027                4,042,191
                                               -----------       -----------               ------------            -------------

Other income
   Mortgage loan servicing fees                     29,695            48,795                     92,700                  139,511
   Service charges and other fees                  167,703           119,187                    457,869                  328,728
   Rental income                                     3,939             3,405                     10,669                   10,134
   Gain (loss) on sale of securities               (36,347)                0                   (36,347)                   19,678
   Gain on sale of loan servicing                  152,344                 0                    251,631                        0
   Gain on sale of loans                            90,763            22,417                    205,293                  348,362
                                               -----------       -----------               ------------            -------------
    Total other income                             408,097           193,804                    981,815                  846,413
                                               -----------       -----------               ------------            -------------

Other operating expenses                         1,410,913         1,359,741                  4,079,897                3,807,702
                                               -----------       -----------               ------------            -------------

     Income before income taxes                    669,859           222,203                  1,711,945                1,080,902


Provision for income taxes                         257,300            76,103                    641,400                  389,825
                                               -----------       -----------               ------------            -------------

    Net income                                 $   412,559       $   146,100               $  1,070,545            $     691,077
                                               ===========       ===========               ============            =============

Earnings per share
  Net income per share                         $       .27       $       .09               $        .70            $         .45
                                               ===========       ===========               ============            =============

Weighted average number of shares
  outstanding                                    1,538,417         1,531,753                  1,534,440                1,531,449
                                               ===========       ===========               ============            =============


The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                  1995                 1994

NET CASH PROVIDED BY OPERATING ACTIVITIES:   $  1,978,306         $  2,834,556
                                             ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          (563,008)            (303,458)
   Purchase of investment securities           (8,922,766)         (15,872,531)
   Maturities of investment securities          5,905,000           12,067,778
   Proceeds from principal reduction of
    investment securities                          80,556               25,000
   Proceeds from sale of investment
     securities                                   508,962                    0
   Proceeds from principal reductions of
     mortgage-backed securities                   108,982              279,649
   Proceeds from sale of mortgage-backed
     securities                                         0            1,266,563
   Net proceeds from the sale of other real
     estate owned                                 166,503              196,097
   Proceeds from maturities of interest-
     bearing deposits                             250,000              250,000
   Net loans to customers                     (12,466,464)          (7,989,960)
                                             ------------         ------------

     Net cash used in investing activities    (14,932,235)         (10,080,862)
                                             ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in demand deposits, NOW,
     money market and savings accounts         (3,551,079)          (3,648,556)
   Net increase in certificates of
     deposit                                    7,401,043           11,480,861
   Proceeds from borrowings                     1,000,000            1,000,000
   Repayment of borrowings                     (1,039,360)          (1,100,216)
   Cash dividends paid                           (245,557)            (229,707)
   Proceeds from stock options exercised           54,963                    0
                                             ------------         ------------
        Net cash provided by financing
          activities                            3,620,010            7,502,382
                                             ------------         ------------

        Net increase (decrease) in cash
          and cash equivalents                 (9,333,919)             256,076

        Cash and cash equivalents at
          beginning of period                  19,276,317           10,139,805
                                             ------------         ------------

        Cash and cash equivalents at end
          of period                          $  9,942,398         $ 10,395,881
                                             ============         ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING TRANSACTIONS:

   Loans transferred to other real
     estate owned                            $    409,713         $    526,601
                                             ============         ============


The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION:

       In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1995 and the consolidated results of its operations and cash flows for the nine month period ended September 30, 1995. The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

2.     EARNINGS PER SHARE:

       Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for each period. Common stock equivalents in the form of outstanding common stock options and warrants are not included due to the immaterial impact on dilution of earnings per share.

3.     CAPITAL:

       On January 19, 1995, the Company declared a cash dividend of $0.05 per share which was payable on February 13, 1995 to shareholders of record on February 3, 1995. On April 20, 1995, the Company declared a cash dividend of $0.05 per share which was payable on May 15, 1995 to shareholders of record on May 5, 1995. In addition, a cash dividend of $0.06 per share was declared by the Company on July 20, 1995, which was payable on August 14, 1995 to shareholders of record on August 4, 1995.

4.     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

       In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," (SFAS No. 122). SFAS No. 122 requires companies that engage in mortgage banking activities to allocate the total cost of the mortgage loans it acquires or originates and then sells with servicing rights retained between the estimated fair value of the loans and the capitalized mortgage servicing rights, if practical. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. SFAS No. 122 applies prospectively to fiscal years beginning after December 15, 1995. The adoption of the provisions of SFAS No. 122 is not expected to have a material impact on the financial position of the Company upon adoption.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Total assets of the Company at September 30, 1995, compared to December
31, 1994, increased by approximately $6 million. The composition of the assets of the Company did not change significantly. Net loans increased approximately 14%, from $85 to $97 million, which was funded primarily by a decrease in federal funds sold and a slight increase in deposits of approximately 3%.

At September 30, 1995, investment securities comprised approximately 14% of the Company's assets while mortgage-backed securities comprised approximately 3%. Gross unrealized gains were less than 1% of the investment and mortgaged-backed securities. Gross unrealized losses were approximately 1% of investment and mortgage-backed securities. Securities are purchased with the intent to use as part of management's asset/liability management strategy and may be sold in response to changes in interest rates or for liquidity purposes. There was one investment security sold for the first nine months of 1995. Management's investment strategy for the current year has been to re-invest monies received from the maturity of securities and excess funds primarily in U.S. Treasury bills and notes in a two-year ladder and, also, tax exempt Florida bonds. This strategy will enable the Company to take advantage of the current yield curve.

The implementation of Statement of Financial Accounting Standards No. 115 provides that securities classified as available for sale are recorded at fair value, creating an unrealized gain or loss on the Company's balance sheet. The interest rate environment this past quarter had no effect on the available for sale portfolio, as it continues to reflect a market value loss of approximately 2%. This trend is expected to continue until the securities with lower yields mature and are replaced with securities approximating market rates. The principal on the securities is not compromised, and the reporting of market value does not affect earnings.

During the third quarter of 1995, the Company originated approximately
$5 million of mortgage loans for sale to the secondary market and sold approximately $4 million. The Company recognized approximately $30,000 in servicing fee income in the third quarter of 1995 and $93,000 for the first nine months of 1995.

During 1990, the OCC issued a final rule amending the leverage capital requirements applicable to national banks. For all but the most highly rated banks, the minimum leverage requirements is 3% of total assets plus an additional 100 to 200 basis points. At September 30, 1995, the Company's leverage ratio was approximately 11%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The Company's net income for the quarter ended September 30, 1995 was approximately $413,000 or $0.27 per share compared to the net income reported for the quarter ended September 30, 1994 of approximately $146,000 or $0.09 per share. Although real estate lending activity has decreased, the Company was able to generate additional income from service charges and fees.

Other income, which totaled approximately $982,000 for the nine months ended September 30, 1995 increased $136,000 or 16% from the corresponding period in 1994. This increase was primarily due to the gain on sale of loan servicing. Other expenses increased $272,000, due primarily to the Company's cost in employees and equipment for its Trafalgar Office, which is expected to open the fourth quarter of 1995.

The Company recorded a provision for income taxes of approximately
$257,000 for the third quarter of 1995 compared to $76,000 for the third quarter of 1994. Continued growth in the Company's earning assets resulted in a $347,000 or 24% increase in net interest income for the third quarter of 1995 over the corresponding period for 1994. The Company recorded a $107,000 provision to the allowance for credit losses during the quarter ended September 30, 1995 compared to a provision of $45,000 recorded during the quarter ended September 30, 1994. Company management reviews and evaluates the allowance for credit losses on a quarterly basis. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for credit losses at September 30, 1995 was sufficient to absorb potential losses in the loan portfolio. At September 30, 1995, the Company had 23 non-accrual loans totaling $2,099,000. The amount of interest income the Company would have recognized for the quarter ended September 30, 1995 had those loans been on an accrual basis was approximately $53,000.

At September 30, 1995, the Company had approximately $1,035,000 in other real estate owned as compared to $1,212,000 at December 31, 1994. The decrease was due primarily to the sale of 9 properties. Management has elected to hold the remaining properties until a change in market conditions warrants their disposal. Management cannot predict the actual amounts which will be realized from the ultimate sale of these properties and, as part of the ongoing review process, has assessed the carrying values of the properties to ensure that the amounts recorded are reasonable. Management does not believe any potential write-down will have a material effect on the Company's operations.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)    Exhibit 27   Financial Data Schedule (for SEC use only)

               (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         /s/ Michael P.Geml
                                         ------------------------------
                                         Michael P. Geml, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                         Date:  November 7, 1995




                                         /s/ Nicholas J. Panicaro
                                         ------------------------------
                                         Nicholas J. Panicaro
                                         Chief Financial Officer
                                         (Senior Vice President, Cashier)


                                         Date:  November 7, 1995