Form 10QSB
period 1996-03-31
WEST COAST BANCORP INC
filed 1996-05-10
CIK 826764

                                 FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1996            COMMISSION FILE NUMBER 0-21564


                          WEST COAST BANCORP, INC.
- --------------------------------------------------------------------------------
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            FLORIDA                                    65-0018667
- --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
 INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


2724 DEL PRADO BOULEVARD SOUTH, CAPE CORAL, FLORIDA        33904
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)



ISSUER'S TELEPHONE NUMBER:   (941) 772-2220

                         CHECK WHETHER THE ISSUER (1) FILED ALL
                         REPORTS REQUIRED TO BE FILED BY SECTION 13
                         OR 15(D) OF THE EXCHANGE ACT DURING THE
                         PAST 12 MONTHS (OR FOR SUCH SHORTER
                         PERIOD THAT THE REGISTRANT WAS REQUIRED TO
                         FILE SUCH REPORTS), AND (2) HAS BEEN
                         SUBJECT TO SUCH FILING REQUIREMENTS FOR THE
                         PAST 90 DAYS.     YES  X  NO    .
                                               ---   ---

CLASS                                    OUTSTANDING AT MAY 10, 1996
- -----                                    ---------------------------

COMMON STOCK, $1.00 PAR VALUE                 1,544,466 SHARES

TABLE OF CONTENTS


                                                                                   PAGES
PART I            Item 1.           Financial Statements                            1-5

                  Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations   6-7

PART II           Item 6.           Exhibits and Reports on Form 8-K                  8

PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

                                                                                    MARCH 31,     DECEMBER 31,
                          ASSETS                                                      1996           1995
Cash and due from banks                                                          $  6,541,138    $  6,725,460
Federal funds sold                                                                  8,455,000       2,965,000
Interest-bearing deposits in other banks                                                    0         250,000
Mortgage loans held for sale (at fair value)                                        3,728,820       5,866,318
Investment securities available for sale                                            7,526,669       7,821,017
Mortgage-backed securities available for sale                                       4,262,759       4,390,536
Investment securities held to maturity (aggregate fair value of
   $ 15,362,539 as of March 31, 1996 and $13,799,181 as of
   December 31, 1995)                                                              15,354,322      13,680,277
Loans (net of allowances for credit losses and deferred loan fees of $1,520,338 as of March 31, 1996 and $1,506,559 as of
   December 31, 1995                                                               99,277,606      98,082,748
Premises and equipment, net                                                         4,276,248       3,650,483
Other assets                                                                        4,356,599       3,781,331
                                                                                 ------------    ------------
   Total assets                                                                  $153,779,161    $147,213,170
                                                                                 ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                      $135,401,988    $129,205,191
   Long-term borrowings                                                             1,000,000       1,028,846
   Other liabilities                                                                  602,044         551,589
                                                                                 ------------    ------------
      Total liabilities                                                           137,004,032     130,785,626
                                                                                 ------------    ------------

SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value, 2,500,000 shares authorized,
      no shares issued and outstanding                                                      0               0
   Common stock, $1.00 par value, 7,500,000 shares authorized,
      1,544,466  shares issued and outstanding                                      1,544,466       1,540,066
   Additional paid-in capital                                                      12,814,885      12,775,695
   Unrealized holding loss on investment securities available
      for sale, net                                                                   (94,079)        (82,407)
   Retained earnings                                                                2,509,857       2,194,190
                                                                                 ------------    ------------
      Total shareholders' equity                                                   16,775,129      16,427,544
                                                                                 ------------    ------------
      Total liabilities and shareholders' equity                                 $153,779,161    $147,213,170
                                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                           1996                 1995
Interest income
   Interest on loans                                                                 $     2,650,625      $     2,211,273
   Interest on mortgage-backed securities, taxable                                            68,271               66,669
   Interest on investment securities, taxable                                                216,533              224,457
   Interest on investment securities, nontaxable                                              76,690               35,832
   Other interest income                                                                      88,514              143,927
                                                                                     ---------------      ---------------
      Total interest income                                                                3,100,633            2,682,158
                                                                                     ---------------      ---------------
Interest expense
   Deposits                                                                                1,273,132            1,092,196
   Borrowings                                                                                 15,721               12,643
                                                                                     ---------------      ---------------
      Total interest expense                                                               1,288,853            1,104,839
                                                                                     ---------------      ---------------

      Net interest income                                                                  1,811,780            1,577,319

Provision for credit losses                                                                  133,589               57,685
                                                                                     ---------------      ---------------

      Net interest income after provision for credit losses                                1,678,191            1,519,634
                                                                                     ---------------      ---------------
Other Income
   Mortgage loan servicing fee                                                                 4,476               29,056
   Service charges and other fees                                                            242,575              145,361
   Rental income                                                                              12,723                3,365
   Gain on sale of loan servicing                                                            199,570               52,399
   Gain on sale of loans                                                                     143,386               66,364
                                                                                     ---------------      ---------------
      Total other income                                                                     602,730              296,545
                                                                                     ---------------      ---------------

Other operating expenses                                                                   1,661,347            1,299,805
                                                                                     ---------------      ---------------

      Income before income taxes                                                             619,574              516,374

Provision for income taxes                                                                   211,503              188,300
                                                                                     ---------------      ---------------

      Net income                                                                     $       408,071      $       328,074
                                                                                     ===============      ===============

Earnings per share
   Net income per share                                                              $           .26      $           .21
                                                                                     ===============      ===============
Weighted average number of shares outstanding                                              1,542,339            1,531,753
                                                                                     ===============      ===============


The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                      1996                1995
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            $      3,332,963     $     (606,539)
                                                                               ----------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                                                (759,321)          (301,594)
   Purchase of investment securities                                                 (2,873,595)        (2,426,106)
   Maturities of investment securities                                                1,475,000          1,000,000
   Proceeds from principal reductions of investment securities                                0             52,778
   Proceeds from principal reductions of mortgage-backed
        securities                                                                      106,746             26,987
   Proceeds from sale of other real estate owned                                        623,731            170,476
   Proceeds from maturities of interest-bearing deposits                                250,000            250,000
   Net loans to customers                                                            (3,191,139)        (2,838,240)
                                                                               ----------------     --------------

        Net cash used in investing activities                                        (4,368,578)        (4,065,699)
                                                                               ----------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits, NOW, money
        market and savings accounts                                                   6,293,819         (1,364,462)
   Net increase in certificates of deposit                                              125,134            151,725
   Repayment of borrowings                                                              (28,846)           (36,119)
   Cash dividend paid                                                                   (92,404)           (76,590)
   Proceeds from stock options exercised                                                 43,590                  0
                                                                               ----------------     --------------

        Net cash provided by (used in) financing activities                           6,341,293         (1,325,446)
                                                                               ----------------     --------------

        Net increase (decrease) in cash and cash equivalents                          5,305,678         (5,997,684)

        Cash and cash equivalents at beginning of period                              9,690,460         19,276,317
                                                                               ----------------     --------------

        Cash and cash equivalents at end of period                             $     14,996,138     $   13,278,633
                                                                               ================     ==============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING TRANSACTIONS:

Loans transferred to other real estate owned                                   $      1,872,732     $       12,000
                                                                               ================     ==============


The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION:

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1996 and the consolidated results of its operations and cash flows for the three month period ended March 31, 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.


2.    EARNINGS PER SHARE:

      Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for each period. Common stock equivalents in the form of outstanding common stock options and warrants are not included due to the immaterial impact on dilution of earnings per share.


3.    CAPITAL:

      On January 18, 1996, the Company declared a cash dividend of $0.06 per share which was payable on February 12, 1996 to shareholders of record on February 2, 1996.


4.    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

      Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," issued by the Financial Accounting Standards Board (FASB) in March 1995, was effective for the Company beginning January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. No change in the Company's financial statements was required due to the adoption of SFAS 121.

      In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage
      Servicing Rights."   SFAS No. 122 requires companies that engage in
      mortgage banking activities to allocate the total cost of the mortgage loans it acquires or originates and then sells with servicing rights retained between the estimated fair value of the loans and the capitalized mortgage servicing rights, if practical. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. SFAS No. 122 applies prospectively to fiscal years beginning after December 15, 1995. The adoption of the provisions of SFAS No. 122 had no impact on the financial position of the Company.

      In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued and was effective for the Company beginning January 1, 1996. SFAS No. 123 provides an alternative method of accounting for stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Practices Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
      25). The Company has elected to apply APB 25 and, therefore, there will be no impact on the consolidated financial position and consolidated results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Total assets of the Company at March 31, 1996, compared to December 31, 1995, increased by approximately $6.6 million. The composition of the assets of the Company did not change significantly. Net loans increased approximately 1%, from $98 to $99 million, which was funded primarily by an increase in deposits of approximately $6 million or 4.8%.

At March 31, 1996, investment securities comprised approximately 15% of the Company's assets while mortgage-backed securities comprised approximately 3%. Gross unrealized gains were less than 1% of the investment and mortgage-backed securities. Gross unrealized losses were approximately 1% of investment and mortgage-backed securities. Securities are purchased with the intent to use as part of management's asset/liability management strategy and may be sold in response to changes in interest rates or for liquidity purposes. There were no investment securities sold in the first three months of 1996. Management's investment strategy for the current year has been to re-invest monies received from the maturity of securities and excess funds primarily in U.S. Treasury bills and notes in a two-year ladder and, also, tax-exempt Florida bonds. This strategy will enable the Company to take advantage of the current yield curve.

The implementation of Statement of Financial Accounting Standards No. 115 provides that securities classified as available for sale are recorded at fair value, creating an unrealized gain or loss on the Company's balance sheet. The interest rate environment this past quarter had no effect on the available for sale portfolio, as it continues to reflect a market value loss of approximately 1%. This trend is expected to continue until the securities with lower yields mature and are replaced with securities approximating market rates. The principal on the securities is not compromised, and the reporting of market value does not affect earnings.

During the first quarter of 1996, the Company originated approximately $466 thousand of mortgage loans for sale to the secondary market and sold approximately $2.7 million, a majority of which were completed construction loans.

During 1990, the OCC issued a final rule amending the leverage capital requirements applicable to national banks. For all but the most highly rated banks, the minimum leverage requirement is 3% of total assets plus an additional 100 to 200 basis points. At March 31, 1996, the Company's leverage ratio was approximately 10.9 %.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

The Company's net income for the quarter ended March 31, 1996 was $ 408,071 or $ 0.26 per share compared to the net income reported for the quarter ended March 31, 1995 of $ 328,074 or $ 0.21 per share. Although real estate lending activity has decreased, the Company was able to generate additional income from service charges and fees.

Other income, which totalled $ 603,000 for the three months ended March 31, 1996 increased $ 306,000 or 103 % from the corresponding period in 1995. This increase was primarily due to the gain on sale of mortgage servicing. Other expenses increased $ 362,000, due primarily to the Company's cost of employees and equipment incurred during the January opening of its Trafalgar Office.

The Company recorded a provision for income taxes of approximately $212,000 for the first quarter of 1996 compared ot $188,000 for the first quarter of 1995. Continued growth in the Company's earning assets resulted in a $234,000 or 15 % increase in net interest income for the first quarter of 1996 over the corresponding period for 1995. The Company recorded a $ 134,000 provision to the allowance for credit losses during the quarter ended March 31, 1996 compared to a provision of $ 58,000 recorded during the quarter ended March 31, 1995. Company management reviews and evaluates the allowance for credit losses on a quarterly basis. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for credit losses at March 31, 1996 was sufficient to absorb potential losses in the loan portfolio. At March 31, 1996, the Company had 24 non-accrual loans totaling $2,274,000. The amount of interest income the Company would have recognized for the quarter ended March 31, 1996 had those loans been on an accrual basis was approximately $58,000.

At March 31, 1996, the Company had approximately $ 2,792,000 in other real estate owned as compared to $ 1,532,000 at December 31, 1995. The increase was due primarily to a foreclosure on a $621,000 commercial building and a single family home in the amount of $490,000. Management is actively seeking buyers for these properties. Management cannot predict the actual amounts which will be realized from the ultimate sale of these properties and, as part of the ongoing review process, has assessed the carrying values of the properties to ensure that the amounts recorded are reasonable. Management does not believe any potential write-down will have a material effect on the Company's operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits.

         27.1 Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        /s/ Michael P. Geml
                                        --------------------------------------
                                        Michael P. Geml, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                        Date:  May 10, 1996
                                             ----------------------------------




                                        /s/ Nicholas J. Panicaro
                                        --------------------------------------
                                        Nicholas J. Panicaro
                                        Chief Financial Officer
                                        (Senior Vice President, Cashier)



                                        Date:  May 10, 1996
                                             ----------------------------------