Form 10QSB
period 1996-06-30
WEST COAST BANCORP INC
filed 1996-08-12
CIK 826764

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 1996 COMMISSION FILE NUMBER 0-21564


                          WEST COAST BANCORP, INC.
- -------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


FLORIDA                                                 65-0018667
- -------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)




2724 DEL PRADO BOULEVARD SOUTH, CAPE CORAL, FLORIDA                  33904
- -------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)




ISSUER'S TELEPHONE NUMBER:   (941) 772-2220

     CHECK WHETHER THE ISSUER (1) FILED ALL
     REPORTS REQUIRED TO BE FILED BY SECTION 13
     OR 15(D) OF THE EXCHANGE ACT DURING THE
     PAST 12 MONTHS (OR FOR SUCH SHORTER
     PERIOD THAT THE REGISTRANT WAS REQUIRED TO
     FILE SUCH REPORTS), AND (2) HAS BEEN
     SUBJECT TO SUCH FILING REQUIREMENTS FOR THE
     PAST 90 DAYS.     YES  X    NO.
                           ---      ---


CLASS                               OUTSTANDING AT AUGUST 9, 1996
- -----                               -----------------------------

COMMON STOCK, $1.00 PAR VALUE              1,544,466 SHARES


TABLE OF CONTENTS

                                                                                         PAGES
PART I            Item 1.           Financial Statements                                  1-5

                  Item 2.           Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations         6-7

PART II           Item 4.           Submission of Matters to a Vote of Security Holders   8

                  Item 5.           Other Information                                     8

                  Item 6.           Exhibits and Reports on Form 8-K                      9

PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)
                                                                      JUNE 30,     DECEMBER 31,
                ASSETS                                                  1996          1995

Cash and due from banks                                             $  5,652,200   $  6,725,460
Federal funds sold                                                     3,825,000      2,965,000
Interest-bearing deposits in other banks                                       0        250,000
Mortgage loans held for sale (at fair value)                           1,449,173      5,866,318
Investment securities available for sale                               8,202,432      7,821,017
Mortgage-backed securities available for sale                          4,447,337      4,390,536
Investment securities held to maturity (aggregate fair value of
   $ 16,395,560 as of June 30, 1996 and $13,799,181 as of
   December 31, 1995)                                                 16,286,471     13,680,277
Loans (net of allowances for credit losses and deferred loan fees of $1,743,107 as of June 30, 1996 and $1,506,559 as of
   December 31, 1995                                                 103,344,036     98,082,748
Premises and equipment, net                                            4,414,681      3,650,483
Other assets                                                           4,202,969      3,781,331
                                                                    ------------   ------------

   Total assets                                                     $151,824,299   $147,213,170
                                                                    ============   ============
        LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits                                                         $133,843,327   $129,205,191
   Long-term borrowings                                                1,000,000      1,028,846
   Other liabilities                                                     204,684        551,589
                                                                    ------------   ------------
      Total liabilities                                              135,048,011    130,785,626
                                                                    ------------   ------------

SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value, 2,500,000 shares authorized,
      no shares issued and outstanding                                         0              0
   Common stock, $1.00 par value, 7,500,000 shares authorized,
      1,544,466  shares issued and outstanding as of June 30, 1996     1,544,466      1,540,066
      and 1,540,066 as of December 31, 1995
   Additional paid-in capital                                         12,814,885     12,775,695
   Unrealized holding loss on investment securities available
      for sale, net                                                     (182,525)       (82,407)
   Retained earnings                                                   2,599,462      2,194,190
                                                                    ------------   ------------
      Total shareholders' equity                                      16,776,288     16,427,544
                                                                    ------------   ------------

      Total liabilities and shareholders' equity                    $151,824,299   $147,213,170
                                                                    ============   ============


The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                              THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30
                                                                     1996           1995         1996             1995

Interest income
   Interest on loans                                           $2,611,130     $2,432,004       $5,261,755      $4,643,277
   Interest on mortgage-backed securities, taxable                 64,818         67,780          133,089         134,449
   Interest on investment securities, taxable                     265,682        245,641          482,215         470,098
   Interest on investment securities, nontaxable                   84,418         44,716          161,108          80,548
   Other interest income                                           92,614         98,717          181,128         242,644
                                                               ----------     ----------       ----------      ----------
      Total interest income                                     3,118,662      2,888,858        6,219,295       5,571,016
                                                               ----------     ----------       ----------      ----------
Interest expense
   Deposits                                                     1,264,694      1,180,019        2,537,827       2,272,215
   Borrowings                                                      15,640         12,529           31,361          25,172
                                                               ----------     ----------       ----------      ----------
      Total interest expense                                    1,280,334      1,192,548        2,569,188       2,297,387
                                                               ---------      ---------        ----------      ----------

      Net interest income                                       1,838,328      1,696,310        3,650,107       3,273,629

Provision for credit losses                                       246,898         78,592          380,487         136,277
                                                               ----------     ----------       ----------      ----------

      Net interest income after provision for credit losses     1,591,430      1,617,718        3,269,620       3,137,352
                                                               ----------     ----------       ----------      ----------
Other Income
   Mortgage loan servicing fee                                        742         33,949            5,218          63,005
   Service charges and other fees                                 226,417        144,805          468,992         290,166
   Rental income                                                   26,038          3,364           38,760           6,729
   Gain on sale of loan servicing                                       0         46,888          199,570          99,287
   Gain on sale of loans                                           67,606         48,166          210,992         114,530
                                                               ----------     ----------       ----------      ----------
      Total other income                                          320,803        277,172          923,532         573,717
                                                               ----------     ----------       ----------      ----------

Other operating expenses                                        1,641,590      1,369,178        3,302,935       2,668,983
                                                               ----------     ----------       ----------      ----------
                                                                                                  890,217       1,042,086
      Income before income taxes                                  270,643        525,712
                                                                                                  299,873         384,100
Provision for income taxes                                         88,370        195,800       ----------      ----------
                                                               ----------     ----------
      Net income                                               $  182,273     $  329,912       $  590,344      $  657,986
                                                               ==========     ==========       ==========      ==========

Earnings per share
   Net income per share                                        $     0.12     $     0.22       $     0.38      $     0.43
                                                               ==========     ==========       ==========      ==========
Weighted average number of shares outstanding                   1,544,466      1,533,077        1,543,402       1,532,419
                                                               ==========     ==========       ==========      ==========

The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                           1996           1995
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $  5,860,708      $  1,410,306
                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                                (887,608)         (934,600)
   Purchase of investment securities                                 (7,024,801)       (5,544,681)
   Maturities of investment securities                                4,457,662         4,250,000
   Proceeds from principal reductions of investment securities           52,778            52,778
   Purchase of mortgage-backed securities                              (497,438)                0
   Proceeds from principal reductions of mortgage-backed
        securities                                                      373,922            60,900
   Proceeds from sale of other real estate owned                        644,303           132,872
   Proceeds from maturities of interest-bearing deposits                250,000           250,000
   Net loans to customers                                            (7,522,576)       (8,899,324)
                                                                   ------------      ------------

        Net cash used in investing activities                       (10,153,758)      (10,632,055)
                                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits, NOW, money
        market and savings accounts                                  12,003,266        (3,622,147)
   Net increase (decrease) in certificates of deposit                (7,753,148)        6,744,488
   Repayment of borrowings                                              (28,846)          (68,677)
   Cash dividend paid                                                  (185,072)         (153,202)
   Proceeds from stock options exercised                                 43,590            19,972
                                                                   ------------      ------------
        Net cash provided by financing activities                     4,079,790         2,920,434

        Net decrease in cash and cash equivalents                      (213,260)       (6,301,315)
                                                                   ------------      ------------

        Cash and cash equivalents at beginning of period              9,690,460        19,276,317
                                                                   ------------      ------------

        Cash and cash equivalents at end of period                 $  9,477,200       $12,975,002
                                                                   ============       ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING TRANSACTIONS:

Loans transferred to other real estate owned                       $  1,872,732       $   396,922
                                                                   ============       ===========

The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

      In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1996 and the consolidated results of its operations and cash flows for the six month period ended June 30, 1996. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2. EARNINGS PER SHARE:

      Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for each period. Common stock equivalents in the form of outstanding common stock options and warrants are not included due to the immaterial impact on dilution of earnings per share.

3. CAPITAL:

      On January 18, 1996, the Company declared a cash dividend of $0.06 per share which was payable on February 12, 1996 to shareholders of record on February 2, 1996. In addition, on April 19, 1996, the Company declared a cash dividend of $0.06 per share which was payable on May 13, 1996 to shareholders of record on May 3, 1996.

      On June 20, 1996, the Company's Board of Directors authorized the issuance of stock options for 6,500 shares of the Company's common stock to Bank directors and senior officers. 500 shares were granted at an exercise price of $16.50 per share, which was the market price of record on that date, to each of the ten directors and three senior officers of record at that time. No shares have been exercised of those granted.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Total assets of the Company at June 30, 1996, compared to December 31, 1995, increased by approximately $4.6 million. The composition of the assets of the Company did not change significantly. Net loans increased approximately 5%, from $98 to $103 million, which was funded primarily by an increase in deposits of approximately $4.6 million or 3.6%.

At June 30, 1996, investment securities comprised approximately 16% of the Company's assets while mortgage-backed securities comprised approximately 3%. Gross unrealized gains were less than 1% of the investment and mortgage-backed securities. Gross unrealized losses were approximately 1% of investment and mortgage-backed securities. Securities are purchased with the intent to use as part of management's asset/liability management strategy and may be sold in response to changes in interest rates or for liquidity purposes. There were no investment securities sold in the first six months of 1996. Management's investment strategy for the current year has been to re-invest monies received from the maturity of securities and excess funds primarily in U.S. Treasury bills and notes in a two-year ladder and, also, tax-exempt Florida bonds. This strategy will enable the Company to take advantage of the current yield curve.

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

During 1990, the OCC issued a final rule amending the leverage capital requirements applicable to national banks. For all but the most highly rated banks, the minimum leverage requirement is 3% of total assets plus an additional 100 to 200 basis points. At June 30, 1996, the Company's leverage ratio was 11.04 %.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

The Company's net income for the quarter ended June 30, 1996 was $ 182,273 or $
0.12 per share compared to the net income reported for the quarter ended June 30, 1995 of $ 329,912 or $ 0.22 per share.

Other income, which totaled $ 924,000 for the six months ended June 30, 1996 increased $ 350,000 or 61% from the corresponding period in 1995. This increase was primarily due to an increase in service charges and fees of approximately $179,000 and a $100,000 increase in gain on sale of loan servicing. Other expenses increased $ 634,000, due primarily to the Company's cost of opening a new office (Trafalgar/Santa Barbara in January 1996), and expenses incurred to carry OREO property.

The Company recorded a provision for income taxes of approximately $88,000 for the second quarter of 1996 compared to $196,000 for the second quarter of 1995. Continued growth in the Company's earning assets resulted in a $142,000 or 8 % increase in net interest income for the second quarter of 1996 over the corresponding period for 1995. The Company recorded a $ 247,000 provision to the allowance for credit losses during the quarter ended June 30, 1996 compared to a provision of $ 79,000 recorded during the quarter ended June 30, 1995. Company management reviews and evaluates the allowance for credit losses on a quarterly basis. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for credit losses at June 30, 1996 was sufficient to absorb potential losses in the loan portfolio. At June 30, 1996, the Company had 23 non-accrual loans totaling $ 2,906,705. The amount of interest income the Company would have recognized for the quarter ended June 30, 1996 had those loans been on an accrual basis was approximately $68,000.

At June 30, 1996, the Company had approximately $ 2,750,000 in other real estate owned as compared to $ 1,532,000 at December 31, 1995. The increase was due primarily to a foreclosure on a $621,000 commercial building and a single family home in the amount of $490,000. Management is actively seeking buyers for these properties. Management cannot predict the actual amounts which will be realized from the ultimate sale of these properties and, as part of the ongoing review process, has assessed the carrying values of the properties to ensure that the amounts recorded are reasonable. Management does not believe any potential write-down will have a material effect on the Company's operations.

PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was submitted to a vote of security holders at the Company's annual meeting on May 9, 1996.

To elect ten directors as members of the Board of Directors of the Company to serve until the 1997 annual meeting of shareholders and until their respective successors shall be duly elected and qualified.

The following directors, which consisted of all of the existing directors, were nominated for reelection with the following results:



                                            Yes     Withheld
                                          --------  --------
                   Thomas R. Cronin       991,248   3,700
                   Michael P. Geml        993,408   1,540
                   Robert C. Adamski      986,228   8,720
                   Joseph G. Howard       992,658   2,290
                   Jeffrey C. Ledward     993,408   1,540
                   Robert E. McCormack    993,408   1,540
                   James B. McMenamy      992,658   2,290
                   Harland Frank Simonds  993,408   1,540
                   Stephen R. Zellner     992,658   2,290
                   William S. Hussey      992,558   2,390

Of the total of 1,544,466 shares of common stock eligible to vote, there were 994,948 shares present in person or by proxy and the above named directors were reelected.

There were no other matters submitted to a vote of the security holders of the Company.


ITEM 5. OTHER INFORMATION

On June 20, 1996, the Board of Directors of the Company approved a resolution increasing the number of authorized directors from ten to twelve. Upon further motions, duly made and carried, the Board elected J. Keith Arnold and Nicholas Panicaro to fill the vacancies.

Representative J. Keith Arnold was elected to the Florida House of Representatives in 1982 at the age of 23. In 1991-92, he served as Chairman of the Post Secondary Education Committee, where he was successful in establishing the 10th University, Florida Gulf Coast University, in southwest Florida. Since 1993, Representative Arnold has served as Chairman of the Education Subcommittee under the House Appropriations Committee. Representative Arnold was also the Chairman of the Lee County Legislative Delegation in 1994. Since 1986, he has served as the Executive Vice President of the Daltroff Investment Corporation and has been the senior sales representative for the American Pioneer Title Company since 1993.

Nicholas J. Panicaro, age 43, has been the Chief Financial Officer of the Company since June 1990, and has served as Senior Vice President and Cashier of the Bank since December 1988.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



     (a) Exhibits.

     27.1 Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        /s/ Michael P. Geml
                                        -------------------------------------
                                        Michael P. Geml, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                        Date:  August 12, 1996
                                             ---------------------------------



                                         /s/ Nicholas J. Panicaro
                                        --------------------------------------
                                        Nicholas J. Panicaro
                                        Chief Financial Officer
                                        (Executive Vice President, Chief
                                        Operating Officer)



                                        Date:  August 12, 1996
                                             ---------------------------------