Form 10QSB
period 1996-09-30
WEST COAST BANCORP INC
filed 1996-11-14
CIK 826764

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended September 30, 1996       Commission File Number 0-21564


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
                          Yes  X  No    .
                              ---    ---

CLASS                                       OUTSTANDING AT NOVEMBER 9, 1996
-----                                       -------------------------------
COMMON STOCK, $1.00 PAR VALUE                       1,544,466 SHARES

TABLE OF CONTENTS


                                                                           PAGES
PART I       Item 1.    Financial Statements                                1-5

             Item 2.    Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       6-7

PART II      Item 5.    Other Information                                     8

             Item 6.    Exhibits and Reports on Form 8-K                      8

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

                                                                         SEPTEMBER 30,  DECEMBER 31,
                ASSETS                                                       1996           1995
Cash and due from banks                                                  $  5,731,070   $  6,725,460
Federal funds sold                                                          4,700,000      2,965,000
Interest-bearing deposits in other banks                                            0        250,000
Mortgage loans held for sale (at fair value)                                        0      5,866,318
Investment securities available for sale                                    7,686,670      7,821,017
Mortgage-backed securities available for sale                               4,271,635      4,390,536
Investment securities held to maturity (aggregate fair value of
   $ 17,627,556 as of September 30, 1996 and $13,799,181 as of
   December 31, 1995)                                                      17,652,792     13,680,277
Loans (net of allowances for credit losses and deferred loan fees of $1,737,317 as of September 30, 1996 and $1,506,559 as of
   December 31, 1995                                                      106,377,132     98,082,748
Premises and equipment, net                                                 4,288,074      3,650,483
Other assets                                                                4,111,372      3,781,331
                                                                         ------------   ------------
   Total assets                                                          $154,818,745   $147,213,170
                                                                         ============   ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits                                                              $137,550,316   $129,205,191
   Long-term borrowings                                                             0      1,028,846
   Other liabilities                                                          317,836        551,589
                                                                         ------------   ------------
      Total liabilities                                                   137,868,152    130,785,626
                                                                         ------------   ------------

SHAREHOLDERS' EQUITY
   Preferred stock, $1.00 par value, 2,500,000 shares authorized,
      no shares issued and outstanding                                              0              0
   Common stock, $1.00 par value, 7,500,000 shares authorized,
      1,544,466  shares issued and outstanding as of
      September 30, 1996 and 1,540,066 as of December 31, 1995              1,544,466      1,540,066
   Additional paid-in capital                                              12,814,885     12,775,695
   Unrealized holding loss on investment securities available
      for sale, net                                                          (171,751)       (82,407)
   Retained earnings                                                        2,762,993      2,194,190
                                                                         ------------   ------------
      Total shareholders' equity                                           16,950,593     16,427,544
                                                                         ------------   ------------

      Total liabilities and shareholders' equity                         $154,818,745   $147,213,170
                                                                         ============   ============


The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                               THREE MONTHS ENDED SEPTEMBER 30
                                                                     1996             1995
Interest income
   Interest on loans                                             $2,651,468        $2,640,206
   Interest on mortgage-backed securities, taxable                   68,168            69,674
   Interest on investment securities, taxable                       237,417           248,535
   Interest on investment securities, nontaxable                     85,618            49,423
   Other interest income                                             94,064            81,283
                                                                 ----------        ----------
      Total interest income                                       3,136,735         3,089,121
                                                                 ----------        ----------

Interest expense
   Deposits                                                       1,311,673         1,295,255
   Borrowings                                                         9,350            13,941
                                                                 ----------        ----------
      Total interest expense                                      1,321,023         1,309,196
                                                                 ----------        ----------

      Net interest income                                         1,815,712         1,779,925

Provision for credit losses                                         170,365           107,250
                                                                 ----------        ----------

      Net interest income after provision for credit losses       1,645,347         1,672,675
                                                                 ----------        ----------

Other Income
   Mortgage loan servicing fee                                          507            29,695
   Service charges and other fees                                   244,571           167,703
   Rental income                                                     18,123             3,939
   Loss on sale of securities                                             0           (36,347)
   Gain on sale of loan servicing                                     9,658           152,344
   Gain on sale of loans                                             86,242            90,763
                                                                 ----------        ----------
      Total other income                                            359,101           408,097
                                                                 ----------        ----------

Other operating expenses                                          1,637,219         1,410,913
                                                                 ----------        ----------

      Income before income taxes                                    367,229           669,859

Provision for income taxes                                          111,030           257,300
                                                                 ----------        ----------

      Net income                                                 $ $256,199        $  412,559
                                                                 ==========        ==========

Earnings per share
   Net income per share                                          $     0.17        $     0.27
                                                                 ==========        ==========

Weighted average number of shares outstanding                     1,544,466         1,538,417
                                                                 ==========        ==========

The accompanying notes are an integral part of these financial statements.

         NINE MONTHS ENDED SEPTEMBER 30,
              1996             1995
          $7,913,223       $7,283,482
             201,257          204,122
             719,632          718,634
             246,726          129,971
             275,193          323,928
          ----------       ----------
           9,356,031        8,660,137
          ----------       ----------


           3,849,500        3,567,470
              40,711           39,113
          ----------       ----------
           3,890,211        3,606,583
          ----------       ----------

           5,465,820        5,053,554

             550,852          243,527
          ----------       ----------

           4,914,968        4,810,027
          ----------       ----------


               5,725           92,700
             713,563          457,869
              56,883           10,669
                   0          (36,347)
             209,227          251,631
             297,234          205,293
          ----------       ----------
           1,282,632          981,815
          ----------       ----------

           4,940,154        4,079,897
          ----------       ----------

           1,257,446        1,711,945

             410,903          641,400
          ----------       ----------

          $  846,543       $1,070,545
          ==========       ==========


          $     0.55       $     0.70
          ==========       ==========

           1,543,759        1,534,440
          ==========       ==========

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                         1996             1995
NET CASH PROVIDED BY OPERATING ACTIVITIES                            $ 7,698,348      $ 1,978,306
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures                                                 (913,444)        (563,008)
   Purchase of investment securities                                 (10,235,203)      (8,922,766)
   Maturities of investment securities                                 6,822,662        5,905,000
   Proceeds from sale of investment securities                                 0          508,962
   Proceeds from principal reductions of investment securities            52,778           80,556
   Purchase of mortgage-backed securities                               (497,438)               0
   Proceeds from principal reductions of mortgage-backed
        securities                                                       550,204          108,982
   Proceeds from sale of other real estate owned                       1,673,290          166,503
   Proceeds from maturities of interest-bearing deposits                 250,000          250,000
   Net loans to customers                                            (11,523,888)     (12,466,464)
                                                                     -----------      -----------

        Net cash used in investing activities                        (13,821,039)     (14,932,235)
                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand deposits, NOW, money
        market and savings accounts                                   11,005,021       (3,551,079)
   Net increase (decrease) in certificates of deposit                 (2,878,724)       7,401,043
   Proceeds from borrowings                                                    0        1,000,000
   Repayment of borrowings                                            (1,028,846)      (1,039,360)
   Cash dividend paid                                                   (277,740)        (245,557)
   Proceeds from stock options exercised                                  43,590           54,963
                                                                     -----------      -----------

        Net cash provided by financing activities                      6,863,301        3,620,010
                                                                     -----------      -----------

        Net increase (decrease) in cash and cash equivalents             740,610       (9,333,919)

        Cash and cash equivalents at beginning of period               9,690,460       19,276,317

        Cash and cash equivalents at end of period                   $10,431,070      $ 9,942,398
                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING TRANSACTIONS:

Loans transferred to other real estate owned                         $ 2,681,250      $   409,713
                                                                     ===========      ===========

The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1996 and the consolidated results of its operations and cash flows for the nine month period ended September 30, 1996. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. For further information refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2.       EARNINGS PER SHARE:

         Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding for each period. Common stock equivalents in the form of outstanding common stock options and warrants are not included due to the immaterial impact on dilution of earnings per share.

3.       CAPITAL:

         On January 18, 1996, the Company declared a cash dividend of $0.06 per share which was payable on February 12, 1996 to shareholders of record on February 2, 1996. On April 19, 1996, the Company declared a cash dividend of $0.06 per share which was payable on May 13, 1996 to shareholders of record on May 3, 1996. In addition, a cash dividend of $0.06 per share was declared by the Company on July 18, 1996, which was payable on August 12, 1996 to shareholders of record on August 2, 1996.

         On June 20, 1996, the Company's Board of Directors authorized the issuance of stock options for 7,000 shares of the Company's common stock to Bank directors and senior officers. 500 shares were granted at an exercise price of $16.50 per share, which was the market price of record on that date, to each of the ten directors and four senior officers of record at that time. No shares have been exercised of those granted.

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

         In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires companies that engage in mortgage banking activities to allocate the total cost of the mortgage loans it acquires or originates and then sells with servicing rights retained between the estimated fair value of the loans and the capitalized mortgage servicing rights, if practical. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. The Company adopted SFAS No. 122 as of January 1, 1996 as required. The adoption of the provisions of SFAS No. 122 had no impact on the financial position of the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Total assets of the Company at September 30, 1996, compared to December 31, 1995, increased by approximately $7.6 million. Net loans increased approximately 8%, from $98 to $106 million, which was funded primarily by an increase in deposits of approximately $8 million or 6.5%. At this time, all mortgage loans held for sale have been sold, which has resulted in a reduction of approximately $6 million dollars in this category since December 31, 1995. Long-term borrowings were also eliminated with repayments of $1,028,846 occurring during the first nine months of this year.

At September 30, 1996, investment securities comprised approximately 16% of the Company's assets while mortgage-backed securities comprised approximately 3%. Gross unrealized gains were less than 1% of the investment and mortgage-backed securities. Gross unrealized losses were approximately 1% of investment and mortgage-backed securities. Securities are purchased with the intent to use as part of management's asset/liability management strategy and may be sold in response to changes in interest rates or for liquidity purposes. There were no investment securities sold in the first nine months of 1996. Management's investment strategy for the current year has been to re-invest moneys received from the maturity of securities and excess funds primarily in U.S. Treasury bills and notes in a two-year ladder and, also, tax-exempt Florida bonds.
This strategy will enable the Company to take advantage of the current yield curve.

The interest rate during 1996 remained fairly stable, resulting in little overall impact on the market value of the Company's investment securities.

During 1990, the OCC issued a final rule amending the leverage capital requirements applicable to national banks. For all but the most highly rated banks, the minimum leverage requirement is 3% of total assets plus an additional 100 to 200 basis points. At September 30, 1996, the Company's leverage ratio was 10.95 %.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

The Company's net income for the quarter ended September 30, 1996 was $ 256,199 or $ 0.17 per share compared to the net income reported for the quarter ended September 30, 1995 of $ 412,559 or $0.27 per share.

Other income, which totaled $1,282,632 for the nine months ended September 30, 1996 increased approximately $ 301,000 or 31% from the corresponding period in 1995. This increase was primarily due to an increase in service charges and fees of approximately $ 256,000. Other expenses increased $860,000, due primarily to approximately $ 300,000 in increased operating costs related to the opening in January 1996 of a new branch, as well as the recording of expenses, including a provision for possible losses, on the Company's other real estate owned of approximately $ 350,000. The remaining increase to other expenses is related to the growth in the Company.

The Company recorded a provision for income taxes of approximately $111,000 for the third quarter of 1996 compared to approximately $ 257,000 for the third quarter of 1995. The Company recorded a $170,000 provision to the allowance for credit losses during the quarter ended September 30, 1996 compared to a provision of $ 107,000 recorded during the quarter ended September 30, 1995. This continues the trend established in the first two quarters of 1996 of recording additional provisions to reflect management's quarterly analysis of its loan portfolio. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for credit losses at September 30, 1996 was sufficient to absorb potential losses in the loan portfolio. However, there can be no assurance that future provisions will not be necessary. At September 30, 1996, the Company had 32 non-accrual loans totaling $ 2,354,108. The amount of interest income the Company would have recognized for the quarter ended September 30, 1996 had those loans been on an accrual basis was approximately $ 55,000.

At September 30, 1996, the Company had approximately $ 2,386,000 in other real estate owned as compared to $ 1,532,000 at December 31, 1995. The increase was due primarily to a foreclosure on a $621,000 commercial building. Management is actively seeking buyers for its properties. Management cannot predict the actual amounts which will be realized from the ultimate sale of these properties and, as part of the ongoing review process, has assessed the carrying values of the properties to ensure that the amounts recorded are reasonable. Management does not believe any potential write-down will have a material effect on the Company's operations.

PART II - OTHER INFORMATION


ITEM 5.          OTHER INFORMATION


                 The Company has engaged the services of Advest, Inc., a financial advisor ("Advest"), to assist it in evaluating strategic alternatives available to the Company. In this capacity, Advest was instructed to analyze business strategies associated with various branching alternatives, potential acquisitions and the possible sale of the Company. As a result of this process, the Company has entered into and currently is conducting negotiations with another financial institution regarding its possible acquisition of the Company.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K



                 (a)      Exhibits.

                          27.1    Financial Data Schedule (for SEC use only)

                          99.1    Resolution Relating to Amendment of
                                  Non-Statutory Stock Option Plan With Stock
                                  Appreciation Rights

                 (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        /s/ Michael P. Geml
                                        ----------------------------------------
                                        Michael P. Geml, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                        Date: November 12, 1996
                                             -----------------------------------



                                        /s/ Nicholas J. Panicaro
                                        ----------------------------------------
                                        Nicholas J. Panicaro
                                        Chief Financial Officer
                                        (Executive Vice President, Chief
                                        Operating Officer)



                                        Date: November 12, 1996
                                             -----------------------------------