Form 10KSB
period 1996-12-31
WEST COAST BANCORP INC
filed 1997-03-06
CIK 826764

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

 [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-21564

                            WEST COAST BANCORP, INC.
                 (Name of Small Business Issuer in its Charter)

             FLORIDA                                 65-0018667
   (State or Other Jurisdiction of                 (IRS Employer
   Incorporation or Organization)                Identification No.)

    2724 DEL PRADO BOULEVARD SOUTH                      33904
        CAPE CORAL, FLORIDA                           (Zip Code)
 (Address of Principal Executive Offices)

                                 (941) 772-2220
                (Issuer's Telephone Number, Including Area Code)
                           _________________________

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                              NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS               ON WHICH REGISTERED
             -------------------              ---------------------
                   None                               None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                    Common Shares, par value $1.00 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X    No
           ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year was $14,146,352.

The aggregate market value of the Common Shares of the issuer held by non-affiliates as of January 31, 1997, was approximately $24,001,904 as computed by reference to the closing price of the Common Shares as quoted by the NASDAQ National Market System on such date. As of January 31, 1997, there were 1,544,466 issued and outstanding shares of issuer's Common Shares.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                              ----    ----

================================================================================

                            WEST COAST BANCORP, INC.

                                  FORM 10-KSB

                      Fiscal Year Ended December 31, 1996

ITEM NUMBER IN
  FORM 10-KSB                                                                                                        PAGE
---------------                                                                                                      ----
                                                          PART I
                                                          ------

        1.       Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

        2.       Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

        3.       Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

        4.       Submission of Matters to a Vote of Security-Holders  . . . . . . . . . . . . . . . . . . . . . . . .  16


                                                         PART II
                                                         -------

        5.       Market for Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . .  16

        6.       Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . . . . . . . .  18

        7.       Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

        8.       Changes in and Disagreements with Accountants on Accounting  . . . . . . . . . . . . . . . . . . . .  40


                                                         PART III
                                                         --------

        9.       Directors, Executive Officers, Promoters and Control Persons;
                     Compliance with Section 16(a) of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . .  41

       10.       Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

       11.       Security Ownership of Certain Beneficial
                     Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46

       12.       Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . .  47

       13.       Exhibits, Lists and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  48


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL

         West Coast Bancorp, Inc. (the "Company"), a Florida corporation organized on December 11, 1987, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), whose sole subsidiary and principal asset is the First National Bank of Southwest Florida, a national banking association (the "Bank"). The Company owns all of the outstanding capital stock of the Bank. Through its ownership of the Bank, the Company is engaged in a general commercial banking business and its primary source of earnings is derived from income generated by the Bank. As of December 31, 1996, the Company, on a consolidated basis, had total assets of $173,629,732, net portfolio loans of $112,291,680, total deposits of $156,437,462, and shareholders' equity of $16,732,243. Unless the context otherwise requires, references herein to the Company include the Company and the Bank on a consolidated basis.

         On November 15, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with F.N.B. Corporation and its wholly owned subsidiary, Southwest Banks, Inc. pursuant to which the Company will be merged with and into Southwest Banks, Inc. (the "Merger"). It is anticipated that the Merger will be consummated during the second quarter of 1997. For additional information regarding the terms and conditions of the Merger Agreement, see the Company's Form 8-K filed on December 2, 1996 as referenced in Item 13 of this Form 10-KSB.

         The Bank is a national banking association originally chartered in February 1989. The Bank engages in general commercial banking and related businesses from its four full service branches and one satellite office, all of which are operating in the Cape Coral - Fort Myers area. These facilities are: its main office located on Del Prado Boulevard in Cape Coral, Florida; a branch office located on the Cape Coral Parkway in Cape Coral (the "Cape Coral Parkway Branch"); a branch office located on Colonial Boulevard in Fort Myers, Florida (the "Colonial-Metro Branch"); a branch office located at the intersection of Santa Barbara Boulevard and Trafalgar Boulevard in Cape Coral (the "Trafalgar Branch"); and a satellite office located at 1333 Santa Barbara Boulevard (the "Satellite Office"). The Satellite Office is located at a local retirement community site and is opened twice per week for four hours per day to meet the needs of the retirement community. The Company has received approval from the Office of the Comptroller of the Currency (the "OCC") to open a full service branch facility at 7130 College Parkway in Ft. Myers (the "College Parkway Branch"). The Company anticipates opening the College Parkway Branch in March 1997.

         The business of the Bank consists primarily of attracting deposits from the general public in the areas served by its banking offices and applying those funds, together with funds derived from other sources, to the origination of loans for various types of collateralized and uncollateralized consumer loans, and loans for the purchase, construction, financing and refinancing of commercial and residential real estate in Cape Coral, Fort Myers and surrounding communities. The revenues of the Bank are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from income received from investment securities and the sale of Small Business Administration ("SBA") loans and SBA loan servicing rights. The principal sources of funds for the Bank's lending activities are its deposits, amortization and prepayment of loans, and sales of loans. The principal expenses of the Bank are the interest paid on deposits and operating and general administrative expenses.

         The Bank offers a broad range of short to medium-term business and personal loans. Commercial loans include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchases of equipment and machinery. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments. The Bank also originates a variety of residential real estate loans, including conventional mortgages collateralized by first mortgage liens to enable borrowers to purchase, refinance, construct upon or improve real property. Such loans include loans collateralized by first mortgage interests made to individual borrowers who intend to erect their own home on a purchased parcel of unimproved real estate zoned for residential homes. To a lesser extent, the Bank also has made land acquisition and development loans and construction loans to developers of residential properties for the construction of residential subdivisions and multi-family residential housing projects.

         The Bank offers a variety of corporate and personal banking services to individuals, businesses, and other institutions located in the Cape Coral - Fort Myers region of southwest Florida. Deposit services include certificates of deposit, individual retirement accounts ("IRAs") and other time deposits, checking and other demand deposit accounts, interest paying checking accounts ("NOW accounts"), savings accounts and money market accounts. The transaction accounts and time certificates are tailored to the principal market area at rates competitive to those in the area. All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum limits permitted by law. The Bank solicits these accounts from small businesses, professional firms and households located throughout its primary market area.

         The Bank also offers ATM cards with access to local, state, and national networks, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank provides corporate credit cards, VISA or MasterCard credit cards, as issued by a correspondent bank which assumes all liabilities relating to underwriting of the credit applicant. The Bank presently does not provide fiduciary or appraisal services.

         The Bank also originates loans in association with the SBA. During the fiscal years ended December 31, 1996 and 1995, the Bank originated and closed $5.7 million and $2.3 million in SBA loans, respectively. The Bank sold the guaranteed portion on all SBA loans held while retaining the servicing rights.

         In addition to the Bank's business activities, the Company also is authorized to conduct banking related activities, including accounts receivable financing and services, and the solicitation, servicing, and participation in commercial loan transactions. See "Item 6. Management's Discussion and Analysis or Plan of Operations".

         As is the case with banking institutions generally, the Bank's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the FRB, the OCC, and the FDIC. Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faced strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans.

MARKET AREA AND GROWTH STRATEGY

         The Bank's four current full service banking facilities and its Satellite Office are all located in the Cape Coral - Fort Myers area of southwest Florida, which is the Bank's primary market area. Four of the banking facilities are located in Cape Coral (including the Satellite Office) and one facility is located in Fort Myers. A second Fort Myers office, the College Parkway Branch, is scheduled to open in March 1997.

         Prior to entering into the Merger Agreement, the Company's growth strategy focused on geographic expansion within its primary market into areas in which it could expand its operations in an attempt to improve market share. In this regard, two of the Company's branch facilities have been opened since January 1996. In early 1996 the Company opened its fourth full service branch, the Trafalgar Branch, and in March 1997 it expects to open its fifth full service branch, the College Parkway Branch.

MARKET FOR SERVICES

         Management believes that the Bank's principal markets have been: (i) the affluent and expanding residential market within its primary market areas;
(ii) the commercial market within its primary market areas; and (iii) the real estate mortgage market within its primary market areas and their environs. Specifically, the Bank has targeted businesses with annual gross revenues up to $10 million, and all households within the primary market areas. Businesses have been solicited through the personal efforts of the Bank's directors and officers.

         In an effort to attract a broader base of customer relationship and diversify its banking operations, in recent years the Bank expanded its focus on smaller commercial customers to include larger borrowers and credit accommodations. Initially the Bank had concentrated on the smaller commercial customer and meeting their generally smaller lending needs. As the Bank and its loan portfolio has grown in both volume and maturity, management began funding larger credit accommodations which met the same underwriting standards that had been used by the Bank for approving the smaller loan requests.

LENDING ACTIVITIES

         General

         The primary source of income generated by the Bank is from the interest earned from both the loan and investment portfolios. The Bank has attempted to maintain diversification when considering investments and the granting of loan requests. Emphasis is placed on the borrower's ability to generate cash flow to support its debt obligations and other cash related expenses. Current lending activities primarily include commercial and consumer loans. Commercial loans are originated for commercial construction, acquisition, or remodeling. Consumer loans include those for the purchase of automobiles, boats, home improvements and investments. Prior to May 1996, the Bank's lending activities included the origination of conventional mortgages and residential lot loans for the purchase or construction of single family housing or lots. Although the Bank discontinued its residential mortgage and construction loan lending activities, it continues to hold such loans in its loan portfolio. Substantially all of the properties collateralizing the Bank's mortgage loan portfolio are located in the Bank's primary market area.

         At December 31, 1996, the Bank's net loan portfolio was approximately $112 million, representing approximately 66% of its total assets. As of such date, the loan portfolio consisted of 65% commercial and financial loans, 17% real-estate mortgage loans, 12% real estate construction and development loans, and 6% installment or consumer loans. Because of its decision in May 1996 to discontinue its residential mortgage loan activities, no residential real estate mortgage loans are being held for sale.

         Commercial Lending

         The Bank offers a variety of commercial loan services including term loans, lines of credit, and equipment financing. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

         The Bank's commercial loans primarily are underwritten in the Bank's primary market area on the basis of the borrowers' ability to service such debt from income. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, or other chattel. Working capital loans are primarily collateralized by short term assets whereas term loans are primarily collateralized by long term assets.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his employment and other income and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of his business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, occasionally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

         Real Estate Mortgage Loans

         In previous years, a significant portion of the Bank's lending activity has consisted of the origination of single-family residential mortgage loans collateralized by owner-occupied property located in the Bank's primary market area. The Company's mortgage banking services were provided primarily through a residential mortgage lending department of the Bank which was responsible for originating, underwriting, closing, and servicing a broad line of residential mortgage loan products both for the Bank's loan portfolio and for sale in the secondary mortgage market.

         In early 1996, spurred by increased competition generated by both private residential mortgage solicitors and large money center banks, the Bank re-assessed its participation in the highly competitive residential lending market. As a result, in May 1996 the Bank determined to phase-out the residential mortgage lending department which had not generated or originated any mortgage loans during 1996 and instead offer residential lending only through its retail lending officers located at the Bank's main office or its branches.

         For the two month period following the elimination of the residential mortgage lending department, the Bank entered into an arrangement with a third party underwriter for the processing and funding of residential loan applications taken by the Bank (the "Loan Referral Program"). Pursuant to this arrangement, the underwriting, processing, and closing of all residential loan applications taken by the Bank were contracted out to such third party underwriters, and the resultant mortgage loans were re-sold in the secondary market prior to their respective closings. As compensation for its services, the Bank received a referral fee from the third party underwriter based on a percentage of the principal amount of such loan. Since, however, the Bank never funded these residential loans or was at risk for such amounts, it was not required to record the loans on its books. In addition, no servicing rights accrued to the Bank for such loans. After the expiration of the two month trial period of the Loan Referral Program, the Company determined to discontinue the promotion of all residential mortgage loans and terminated the Loan Referral Program with the third party underwriter. To the extent that customers, in the future, may request mortgage financing from the Bank, an application would be accepted and turned over to another approved third party underwriter in a manner similar to that provided for under the Loan Referral Program. However, as a result of the Bank's determination to basically discontinue its residential mortgage lending operations and products, the Bank has not received any significant number of loan applications since the termination of the Loan Referral Program and its is not anticipated that any significant number of applications will be submitted to the Bank in the future.

         The Company continues to maintain in its loan portfolio residential ARMs loans for those credit worthy borrowers who in the past may not have qualified for fixed rate mortgage loans that which could be sold in the secondary market under the guidelines established by FNMA and FHLMC. As of December 31, 1996, the Bank maintained in its loan portfolio approximately $12 million of residential real estate mortgage loans.

         Installment Loans

         Installment loans made by the Bank have included automobiles, recreation vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 36 to 180 months and vary based upon the kind of collateral and size of loan.

         Installment loans typically have a shorter term and carry higher interest rates than that charged on other types of loans. Installment loans, however, do pose additional risks of collectability when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, the Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans.

         Residential Construction and Development Loans

         The Bank originates construction loans which are made to developers to erect single-family dwellings for resale. Construction loans are generally offered on the same basis as other residential real estate loans would be offered except that a larger percentage down payment is typically required.
The Bank's construction loans to individuals typically range in size from $50,000 to $200,000. The Bank also originates loans for the acquisition and development of unimproved property to be used for residential purposes.

         Construction loans to developers generally have terms of up to 12 months. Loan proceeds on builders' projects are disbursed in increments as construction progresses and as inspections warrant. The Bank finances the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. Construction loans are structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans on residential properties are generally made in amounts up to 80% of appraised value.

         Construction loans are generally considered to involve a higher degree of risk than long-term financing collateralized by improved, occupied real estate. A lender's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at the completion of construction and estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the lender could be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of anticipated value proves to be inaccurate, the lender may have collateral which has value insufficient to assure full repayment.

         Prior to the closing of the residential mortgage lending department and the discontinuance of the active promotion of the Loan Referral Program, the Bank originated residential construction mortgage loans to finance the construction of single-family dwellings, housing developments, and subdivisions.

         Loans collateralized by subdivisions and multi-family residential real estate generally are larger than loans collateralized by single family, owner-occupied housing and also generally involve a greater degree of risk. Payments on these loans depend to a large degree on the results of operations and management of the properties, and repayment of such loans may be more subject to adverse conditions in the real estate market or the economy.

LOAN SOLICITATION AND PROCESSING

         Loan originations are derived from a number of sources. Installment and commercial real estate loan originations can be attributed to referrals, brokers, direct solicitation by the Bank's loan officers, present savers and borrowers, builders, attorneys, walk-in customers and, in some instances, other lenders. Loan applications are underwritten and closed based on the same standards, which generally meet FHLMC or FNMA underwriting guidelines.

         Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income, and credit standing. An appraisal of the real estate intended to collateralize the proposed loan is undertaken by an appraiser approved by the Bank.

         Once a loan application has been completed and all information has been obtained, a loan must be approved through a formal process. As a part of the approval process, the Bank has formed a loan committee made up of senior officers. Loans of up to $500,000 on single or multiple properties must be approved by the loan committee. Loans greater than $500,000 are subject to the approval of the executive loan committee of the Bank and by the Board of Directors of the Bank.

         Loan applicants are notified promptly of the decision of the Bank by telephone and a letter. If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral which insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property. Interest rates on committed loans are normally locked in at the time of application for a 30 day period. The commitment issued at the time of approval will be for the time remaining, based on the application date.

DISCONTINUED MORTGAGE BANKING OPERATIONS

         As indicated above, prior to May 1996 the Company provided mortgage banking services through the Bank's residential mortgage lending department. This department originated, underwrote, closed, and serviced a broad line of residential mortgage loan products both for the Bank's loan portfolio and for resale in the secondary mortgage market. As a general policy, the Bank originated residential mortgage loans with the intent to sell such loans, without recourse, in the secondary market and to simultaneously sell the servicing rights associated therewith if the market for the servicing rights is advantageous. At December 31, 1995, the Bank held for sale approximately $5.8 million in mortgage loans. All of these loans were sold in the secondary market during the fiscal year ended December 31, 1996. During 1996 the Bank also recognized and realized payments from the sale of servicing rights which were made in 1995 of approximately $209,000, or 1.05% premium on the unpaid principal balance of the loan portfolio servicing rights sold.

         In addition to interest earned on loans and fees generated from mortgage servicing activities, the Bank received loan origination fees or "points" for originating loans. Origination fees were calculated as a percentage of the principal amount of the mortgage loan and were charged to the borrower for creation of the loan. Loan origination fees are volatile sources of income, and are affected by the volume and types of loans and commitments made, competitive conditions in the mortgage markets, and the demand for and availability of money.

OTHER SERVICES

         In addition to the banking services provided by the Bank, the Company also conducts certain banking related activities. In this regard, the Company provides accounts receivable financing and factoring services to businesses and professionals. This service is made available as a means of providing credit worthy businesses and professionals with funding and management of their accounts receivables. Upon receiving an application from a prospective business client, the Company reviews the applicant and its financial information under underwriting standards similar to those used by the Bank in evaluating other extensions of credit to businesses. The Bank analyzes the financial condition of the applicant, verifies the information furnished in the application, and assesses the collectibility and strength of the accounts receivables. If the applicant, the application, and the collectibility and value of the accounts receivables meet all of the Company's underwriting requirements, the Company will then purchase the accounts receivable from the applicants at a discount and thereafter be responsible for monitoring and controlling the collection process, including billing the account debtors for the amounts due and receipt of payments from the account debtors. As of December 31, 1996, the Company owned approximately $1.7 million in outstanding accounts receivables.

         In addition to the services described above, the Company also is authorized to solicit, service and participate in commercial loan transactions.

SUPERVISION AND REGULATION

         The banking industry is extensively regulated under both federal and state law, and is undergoing significant change. These laws and regulations are intended to protect depositors, not shareholders. The following discussion summarizes certain aspects of the banking laws and regulations that affect the Company or the Bank. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various banking agencies. The likelihood and timing of any changes, and the impact that such changes might have on the Company, are impossible to predict with any certainty. A change in the applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or the courts, may have a material impact on the business or prospects of the Company and the Bank.

         To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

         Bank Holding Company Regulation

         General. As a bank holding company registered under the BHCA, the Company is subject to the regulation and supervision of, and inspection by, the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In this regard, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such nonbanking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies, such as the Company, are required to obtain prior approval of the FRB to engage in any new activity not previously approved by the FRB.

         The recent enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlines the nonbanking activities application process for well capitalized and well managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved nonbanking activity without prior notice to the FRB; written notice is merely required within ten business days after commencing the activity. Also under EGRPRA, the prior notice period is reduced to twelve business days in the event of any nonbanking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier I capital. This prior notice requirement also applies to commencing a nonbanking activity de novo which has been previously approved by order of the FRB, but not yet implemented by regulations.

         The BHCA also requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would result in a monopoly, or which would be in the furtherance of any attempt to monopolize the business of banking in any part of the United States, or which would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors when reviewing acquisitions or mergers. As described in greater detail below, pursuant to the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the "Interstate Banking and Branching Act") passed by Congress in 1994, a bank holding company is permitted to acquire banks in states other than its home state. See "Item 1. Business - Supervision and Regulation-Bank Holding Company Regulation--Interstate Banking" below for additional information.

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA"), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. See "Item 1. Business - Supervision and Regulation - - Capital Adequacy Guidelines."

         Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Although this "source of strength" policy has been challenged in litigation, the FRB continues to take the position that it has authority to enforce it. The FRB under the BHCA also has cease and desist authority pursuant to which it may require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

         In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act ("FDI Act") require insured depository institutions which are under common control to reimburse the FDIC for any loss suffered by the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Accordingly, the cross-guarantee provisions enable the FDIC to access a bank holding company's healthy BIF members. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF. The FDIC's claims are superior to claims of stockholders of the insured depository institution or its holding company but are subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FRB and the FDIC collectively have extensive enforcement authority over commercial banks. This authority has been enhanced substantially by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the FDICIA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, to initiate injunctive actions, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the federal banking agencies. FIRREA significantly increased the amount of and the grounds for civil money penalties and generally requires public disclosure of final enforcement actions.

         Community Reinvestment Act. Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 ("CRA") and the regulations promulgated thereunder by the appropriate bank regulatory agency. Under the terms of the CRA, a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does no establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OCC, in connection with its examination of a national bank, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. Further, such assessment also is required of any national bank that, among other things, has applied to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or a bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application.

         Pursuant to current CRA regulations, an institution's CRA rating is based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (i) a lending test, which evaluate the institution's record of making loans in its service areas; (ii) an investment test, which evaluates the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and business; and (iii) a service test, which evaluates the institution's delivery of services through its branches, ATMs, and other offices. The current CRA regulations also clarify how an institution's CRA performance will be considered in the application process.

         Interstate Banking. Prior to the Interstate Banking and Branching Act, the BHCA prohibited the FRB from approving a bank holding company's application to acquire a bank or a bank holding company located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. The Interstate Banking and Branching Act significantly altered interstate banking rules. Under the newly enacted Interstate Banking and Branching Act, regardless of any previously applicable state law, bank holding companies which meet specified capital and management adequacy standards are eligible to acquire banks in states other than their home states, but will need to retain a separate bank charter in each state where subsidiaries conduct banking business. Various restrictions on interstate acquisitions will continue to apply, including: (1) federal and state antitrust laws, as currently in effect;
(2) prohibitions on a single holding company system accounting for more than 10% of all deposits nationwide or, subject to various opt-in and opt-out provisions for various states on a nondiscriminatory basis, accounting for more than 30% or more of deposits in any state; (3) state-imposed prohibitions on acquiring banks within up to five years after they commence operations; and (4) compliance by the acquirer with the CRA and fair lending laws.

         Furthermore, beginning June 1, 1997, the Interstate Banking and Branching Act also authorizes adequately capitalized and managed banks to cross state lines to merge with other banks, thereby creating interstate branches, subject to individual state' adoption of various nondiscriminatory opt-in and opt-out provisions. Under such legislation, each state has the opportunity to "opt-in" at an earlier time thereby allowing interstate banking in that state prior to 1997, or to "opt-out". Furthermore a state may opt-in with respect to de novo branching thereby permitting a bank to open new branches in a state in which the bank does not already have a branch. Without de novo branching, an out-of-state bank can enter the state only by acquiring an existing bank. Antitrust and anti-concentration restrictions will apply as described above.
It will not be necessary to keep multiple state charters in effect or to have a holding company system. Generally, all banks that are parties to a proposed post-1997 merger must satisfy applicable CRA, management quality, and capital adequacy standards.

         Florida Interstate Banking Laws. In this context, the Florida legislature enacted legislation in 1996, the Florida Interstate Banking Act ("FIBA"), which specifically authorizes out-of-state bank holding companies located in any state or the District of Columbia that meet certain prescribed criteria to acquire Florida bank holding companies or banks which have been in existence and continuously operated as a bank for more than three years, subject to the prior approval of the Florida Department of Banking and Finance. To the extent pre-empted by federal law, prior Department approval is not required when such Florida bank or all bank subsidiaries of such Florida bank holding company are national banks. Entry into the State of Florida by interstate branching or by means other than such an acquisition is expressly prohibited by the FIBA.

Furthermore, except for initial entry into the State of Florida by an out-of-state bank or bank holding company, no acquisition of a Florida bank or Florida bank holding company is permitted if the resulting bank holding company and its affiliates would control 30% or more of total deposits in the state.

         In addition, the Florida legislature also enacted the Florida Interstate Branching Act ("Florida Branching Act") which permits interstate branching in Florida by a merger transaction and grants Florida state-chartered banks the same interstate branching opportunities as will be afforded to national banks under the newly enacted federal law.

         An out-of-state bank that does not operate a branch in the State of Florida is prohibited from establishing a de novo branch in Florida. Accordingly an out-of-state bank or bank holding company can only enter Florida by acquiring an existing Florida bank which has been operating continuously for at least three years. The same deposit concentration limits referred to above apply. Any out-of-state bank or bank holding company that has acquired a Florida bank under either the FIBA or the Florida Branching Act, may establish additional branches in Florida to the same extent as any Florida bank may do so.

         Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in state legislatures, and before the various bank regulatory agencies. The likelihood and timing of any such changes and the potential impact of such changes on the Company or the Bank cannot be determined at this time.

         Bank Regulation

         General. The Bank is a national banking association subject to the supervision of, and regular examination by, the OCC and to a limited extent, the supervision of the FDIC and the FRB.

         The operations of the Bank are subject to state and federal statutes applicable to national banks and the regulations of the OCC, the FRB and the FDIC. The FDIC insures the deposits of the Bank to the current maximum allowed by law. Such statutes and regulations relate to required reserves against deposits, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the Bank's operations. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, and fair credit reporting.
Under the provision of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, on investments in the stock or other securities of national banks, and on the taking of such stock or securities as collateral. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses. Further, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of service. For example, the Bank may not generally require a customer to obtain other services from the Bank or the Company, and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit. The Bank also is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank also is subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition of a cease and desist order.

         Dividends. Under various banking laws, the declaration and payment of dividends by a national banking institution is subject to certain restrictions, including those relating to the amount and frequency of such dividends. Under the FDICIA, an insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards described below. Furthermore, the OCC, the primary regulator of national banking institutions, not only has established other certain financial requirements which affect the ability of a banking institution to pay dividends, but it also has the general authority to prohibit the payment of a dividend if it determines that the payment thereof constitutes an unsafe or unsound practice.

         Capital Adequacy Guidelines

         Minimum Capital Requirements. The FRB, the OCC, and the FDIC have adopted substantially similar risk-based capital guidelines for bank holding companies and banks under their supervision. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum limits, whether because of its financial condition or actual or anticipated growth.

         The FRB risk-based capital guidelines define a two-tier capital framework. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as stand-by letters of credit) is 8%. At least half of the total capital must be "Tier I Capital," consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets (i.e., at least 4% of the risk weighted assets). The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted risk assets, (b) excess of qualifying perpetual preferred stock,
(c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate term-preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments and investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule making).

         In computing total risk-weighted assets, bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans will be assigned to the 100% risk category, except for first mortgage loans fully secured by residential property which carry a 50% risk rating.
Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% conversion factor. Short term or trade letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

         As of December 31, 1996, the total risk-based capital ratio of the Company and the Bank were 14.47% and 11.06%, respectively. In addition to the risk-based capital guidelines, the FRB and the FDIC also have adopted a leverage standard to supplement the risk-based ratios. This leverage standard focuses on the banking institution's ratio of Tier I capital to average total assets, adjusted for goodwill and certain other items. Under these guidelines, banking institutions which have received the highest regulatory rating and exhibit certain other high standards, must maintain a minimum level of Tier I capital to average consolidated assets of at least 3%. All other banking institutions are expected to maintain a ratio of at least 1% or 2% above the stated minimum. As of December 31, 1996, the leverage capital ratio of the Company and the Bank were 9.62% and 7.79%, respectively.

         Banking agencies have recently adopted final regulations which require regulators to take into consideration concentrations of audit risk and risks from non-traditional activities, as well as an institution's ability to manage those risks. This evaluation will be made as part of the institution's regular safety and soundness examination. In addition, pursuant to the requirements of the FDICIA, federal banking agencies all have adopted final regulations requiring regulators to consider interest rate risk (when interest rate sensitivity of an institution's assets does not match its liabilities or its off-balance sheet position) in the evaluation of a bank's capital adequacy. Concurrently, banking agencies have prepared a new methodology for evaluating interest rate risk. After gaining experience with the proposed measurement process, the banking agencies intend to propose further regulations to establish an explicit risk-based capital charges for interest rate risk.

         Classification of Banking Institutions. FDICIA substantially revised the bank regulatory and funding provisions of the FDI Act and made revisions to several other federal banking statutes. Among other things, the FDICIA provided federal banking agencies broad powers to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. The extent of those powers depend upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

         Under implementing regulations adopted by the federal banking agencies, a bank would be considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank would be defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% of greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank would be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4%, or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier I risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The FRB may reclassify a "well classified" bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not have corrected the deficiency. The Bank currently meets the definition of a "well capitalized" institution.

         FDICIA

         FDICIA was enacted on December 19, 1991. Some of the more significant provisions of FDICIA are outlined below:

         Real Estate Lending Policies. Pursuant to FDICIA, the FRB, the OCC, and the other federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan to value ratios not exceeding the supervisory limits set forth in the guidelines.
A loan to value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines also require that the institution's real estate policy require proper loan documentation and that it establishes prudent under-writing standards. These guidelines became effective on March 19, 1993.

         Truth in Savings Act. The FDICIA also contains the Truth in Savings Act. The FRB adopted Regulation DD under the Truth in Savings Act that was effective on June 21, 1993. The purpose of the Truth in Savings Act is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

         Brokered Deposits. The FDICIA also amended the prior law with respect to the acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" depository institution to accept brokered deposits without prior regulatory approval. Under implementing regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of the FDICIA (as described above).

         Other FDICIA Provisions. To facilitate the early identification of problems, the FDICIA, among other things, directed federal banking agencies to prescribe more stringent accounting and reporting requirements than those required by generally accepted accounting principles. In September 1992, the FDIC issued a notice of proposed rules which, among other things, would require that management report on the institution's responsibility for preparing financial statements and establishing and maintaining an internal control structure and procedures for financial reporting and compliance with laws and regulations concerning safety and soundness, and that independent auditors attest to and report separately on assertions in management's reports concerning compliance with such laws and regulations, using FDIC-approved audit procedures.

         The FDICIA further requires federal banking agencies to develop regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplemental disclosure of the estimated fair market value of assets and liabilities. The FDICIA also requires examinations of all insured depository institutions by the appropriate federal banking agency, with some exceptions for small, well-capitalized institutions and state-chartered institutions examined by state regulators. Moreover, the FDICIA, modified by the Federal Enterprises Financial Safety and Soundness Act, requires the federal banking agencies to set operational and managerial, asset quality, earnings and stock valuation standards for insured depository institutions and depository institution holding companies (including bank holding companies such as the Company), as well as compensation standards for insured depository institutions that prohibit excessive compensation, fees or benefits to officers, directors, employees and principal stockholders. In July 1992, the federal banking agencies issued a joint advance notice of proposed rule making soliciting comments on all aspects of the implementation of these standards in accordance with the FDICIA, including whether the compensation standards should apply to depository institution holding companies.

         FDIC Insurance Premiums

         The Bank is required to pay semiannual FDIC deposit insurance assessments. However, the FDIC has recently lowered assessment rates in recognition of the fact that the Bank Insurance Fund ("BIF") has achieved its legally mandated reserve ratio. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and $0.27 per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups - with a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution (and any applicable refund) will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

         Under the recently enacted EGRPRA, BIF-insured institutions will be assessed for certain payments to be used to pay certain Financing Corporation ("FICO") obligations. In addition to any BIF Insurance assessments, BIF-insured banks are expected to make payments from the FICO obligations equal to an estimated $0.0129 per $100 of eligible deposits each year during 1997 through 1999, and an estimated $0.024 per $100 of eligible deposits thereafter.

         Depositor Preference

         The Omnibus Budget Reconciliation Act of 1993 provides that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

         Monetary Policy And Economic Control

         The commercial banking business in which the Bank engages is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against members banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

COMPETITION

         The Bank encounters strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as a degree of interstate banking has created a highly competitive environment for commercial banking in the Bank's primary market area. In one or more aspects of its business, the Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in the Cape Coral area and elsewhere. Most of these competitors, some of which are affiliated with large bank holding companies, have substantially greater resources and lending limits, and may offer certain services, such as trust services, that the Bank does not currently provide. In addition, many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federal chartered and insured banks.

         The Bank's primary market area is served by 10 commercial banks with 55 offices in the Cape Coral/Fort Myers area, one savings and loan association with one office, and three savings banks with three offices, for a total of 68 offices. As of September 30, 1996, the total reported deposits in the primary market area were approximately $2.6 billion. As of that date, the largest bank in the Cape Coral/Fort Myers area was First Union National Bank of Florida, N.A., a subsidiary of First Union Corporation, which is a large bank holding company headquartered in Charlotte, North Carolina. As of September 30, 1996, First Union National Bank of Florida, N.A. had assets of approximately $38 billion.

         Competition among financial institutions generally is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of the services rendered, the convenience of banking facilities, and, in the case of loans to commercial borrowers, relative lending limits.

EMPLOYEES

         At December 31, 1996, the Company and the Bank together employed 81 full-time and 9 part-time employees. None of these employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

STATISTICAL DISCLOSURES REQUIRED BY INDUSTRY GUIDE 3

         The statistical information contained Item 6 of this Form 10-KSB, "Management's Discussion and Analysis or Plan of Operation" is incorporated herein by reference.


ITEM 2.  DESCRIPTION OF PROPERTY

         The executive and administrative offices of the Company are located at 2724 Del Prado Boulevard South, Cape Coral, Florida. This building, located at the northwest corner of Shelby Parkway and Del Prado Boulevard South, also serves as the banking facilities of the Bank's main office. Both the building and the 50,400 square foot piece of commercial property on which it is situated are owned by the Bank. The Bank's offices occupy the entire building. The Bank's main office includes six inside teller stations, four outside drive-in teller operations, one 24-hour outside automatic teller machine, and three inside customer representative positions.

         The Company also owns the building and property located at 859 Cape Coral Parkway, Cape Coral, Florida, which houses the Bank's Cape Coral Parkway Branch. This facility consists of approximately 3,000 square feet and includes four inside teller stations, four outside drive-in teller operations, and two inside customer representative positions.

         The Company occupies offices located at 2915 Colonial Boulevard, Fort Myers, Florida. This building houses the Bank's Colonial-Metro Branch office. This property consists of 9,400 square feet occupying all of the first floor of the structure, including a drive-through facility. The facility is leased under a commercial lease agreement executed in July 1992. The term of the lease is for five years commencing on the date of occupancy, November 1992, and the Bank holds two five-year renewal options. The lease provides for the payment of $174,000 annual rent, which includes common area maintenance, subject to certain adjustments, payable in monthly installments throughout the term of the lease.

         The Company owns the building and property located at 1530 Santa Barbara Boulevard, Cape Coral, Florida, which houses the Bank's Trafalgar Branch. The property is owned in fee simple by the Company. The Company has relocated its 3,000 square foot modular facility to this 61,700 square foot property to serve as the banking facility at the Trafalgar Branch. This office has four teller stations, three drive through lanes, and an ATM machine. The Bank leases the property from the Company. The term of the lease is through March 30, 2005, and the Bank holds two-five year renewal options. The lease provides for the payment of $36,000 annual rent, payable in monthly installments throughout the term of the lease.

         The Satellite Office is located on the premises of a local retirement community where it services the needs of its members from a rent free office of approximately 100 square feet in size located off the reception area of the retirement community.

         The College Parkway Branch which has recently received the necessary OCC approvals to commence operations will be located at 7130 College Parkway, Fort Myers, Florida. The building and property at this location was purchased in fee simple from First Union National Bank of Florida, N.A. by the Bank for $1,455,000. This 13,000 square foot two story brick building which will house the College Parkway Branch is situated on a 111,600 square foot property. It has seven teller stations, three drive through lanes, and all the equipment required to operate a branch bank office. This property was the site of a former Society First Federal of Fort Myers office which was acquired by First Union National Bank of Florida N.A. and subsequently closed.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, foreclose on loan defaults, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any proceeding threatened or pending against the Company or the Bank which, if determined adversely, would have a material effect on the business or financial position of the Company or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of the Company's securities holders during the fourth quarter of its fiscal year ended December 31, 1996.


                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET FOR COMMON SHARES

         The Company's Common Shares are quoted by the NASDAQ National Market System ("NASDAQ-NMS") under the symbol WBAN. At the close of business on January 31, 1997, there were outstanding 1,544,466 Common Shares which were held by approximately 419 shareholders of record, representing approximately 1,275 beneficial owners.

         The following table sets forth the high and low closing sales prices for the Common Shares as quoted by NASDAQ-NMS for the periods indicated, and the cash dividends paid per share by the Company.

                                                                                                 CASH DIVIDEND
                                                                       HIGH          LOW         PAID PER SHARE
                                                                       ----          ---         --------------
    1995
    First Quarter   . . . . . . . . . . . . . . . . . . . . .       $ 12.375        $ 11.75          $.05
    Second Quarter  . . . . . . . . . . . . . . . . . . . . .       $ 15.00         $ 12.25          $.05
    Third Quarter   . . . . . . . . . . . . . . . . . . . . .       $ 15.75         $ 13.50          $.06
    Fourth Quarter (through December 31, 1993)  . . . . . . .       $ 16.50         $ 15.00          $.06

    1996
    First Quarter   . . . . . . . . . . . . . . . . . . . . .       $ 15.50         $ 14.25          $.06
    Second Quarter  . . . . . . . . . . . . . . . . . . . . .       $ 16.75         $ 14.50          $.06
    Third Quarter   . . . . . . . . . . . . . . . . . . . . .       $ 17.75         $ 15.75          $.06
    Fourth Quarter  . . . . . . . . . . . . . . . . . . . . .       $ 17.25         $ 15.25          $.06

    1997
    First Quarter (through January 31, 1997)  . . . . . . . .       $ 18.125        $ 17.125         $.127

         On January 31, 1997, the last reported sale price of the Common Shares as quoted by NASDAQ-NMS was $18.125 per share.

         Holders of the Company's Common Shares are entitled to receive dividends when and if declared by its Board of Directors out of funds legally available therefor. The Company has declared and paid a regular quarterly cash dividend since the third quarter of 1993. Prior to that time, the Company had not paid any cash dividends to its shareholders. During 1996, the Company paid dividends to its shareholders on February 12, May 13, August 12, and November 11.

         Pursuant to the terms of the Merger Agreement, the Company is permitted to declare and pay a cash dividend in an amount equivalent to the per share dividend paid by F.N.B. Corporation to its stockholders, as adjusted for the exchange ratio set forth in the Merger Agreement. Accordingly, the Company declared the payment of a dividend in the amount of $.127 per share on February 17, 1997 to shareholders of record on February 7, 1997.

         The Company is a legal entity separate and distinct from the Bank and its revenues are derived principally from the Bank. Accordingly, the ability of the Company to pay cash dividends on its Common Shares in the future generally will be largely dependent upon the earnings of the Bank and the ability of the Bank to pay dividends to the Company. The Bank, as a nationally chartered bank, is subject to certain legal restrictions on the amount of dividends it is permitted to pay. The amount of cash dividends that may be paid is based on the Bank's net profits during the current year combined with the Bank's retained net profits of the proceeding two years, as defined by applicable OCC regulations. At December 31, 1996, the Bank had approximately $2,213,000 available for the payment of cash dividends to the Company as determined by applicable regulations.

         The payment of dividends by the Bank is subject to a determination by the Bank's Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of the Bank to pay dividends to the Company. The OCC, which regulates the Bank, not only has established certain financial and capital requirements that affect the ability of the Bank to pay dividends, but it also has the general authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of the Bank, the payment of cash dividends could be deemed to constitute such an unsafe or unsound practice. See "Item 1. Business - Supervision and Regulation -- Bank Regulation."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


SELECTED FINANCIAL DATA

(in thousands except per share data)
At and for the Years Ended December 31.


                                                               1996      1995       1994       1993       1992
                                                            ----------------------------------------------------
Total assets . . . . . . . . . . . . . . . . . . . . . . .  $173,630   $147,213   $138,423   $115,135   $ 91,520
Cash (including interest-bearing accounts) . . . . . . . .    12,440      6,975      6,126      3,709      4,429
Loans receivable, net  . . . . . . . . . . . . . . . . . .   112,292     98,083     85,198     73,391     59,478
Mortgage loans held for sale, net  . . . . . . . . . . . .         0      5,866      5,113      4,937      3,745
Investment securities and other interest earning assets  .    38,402     25,892     21,960     20,662     18,389
Deposits . . . . . . . . . . . . . . . . . . . . . . . . .   156,437    129,205    122,068     98,418     82,543
Borrowed funds . . . . . . . . . . . . . . . . . . . . . .         0      1,029      1,097      1,231        375
Retained earnings (deficit)  . . . . . . . . . . . . . . .     2,464      2,194      1,243        555        (34)
                                                            ----------------------------------------------------
Selected operations:
Interest income  . . . . . . . . . . . . . . . . . . . . .    12,545   $ 11,772   $  8,981   $  7,553   $  6,987
Interest expense . . . . . . . . . . . . . . . . . . . . .     5,276      4,942      3,361      2,860      3,072
Net interest income  . . . . . . . . . . . . . . . . . . .     7,270      6,830      5,620      4,693      3,915
Provision for credit losses  . . . . . . . . . . . . . . .       877        443        122        125        353
Net interest income after provision for credit losses  . .     6,393      6,387      5,498      4,568      3,562
Other income . . . . . . . . . . . . . . . . . . . . . . .     1,560      1,498      1,284      1,167        787
Other expenses . . . . . . . . . . . . . . . . . . . . . .     7,078      5,774      5,226      4,509      3,531
Provision for income taxes . . . . . . . . . . . . . . . .       234        822        561        484
Net income before extraordinary item . . . . . . . . . . .       641      1,289        995        742        508
Net income . . . . . . . . . . . . . . . . . . . . . . . .       641      1,289        995        742        818
Net income per share before extraordinary item . . . . . .      0.41       0.84       0.65       0.56       0.60
Net income per share . . . . . . . . . . . . . . . . . . .      0.41       0.84       0.65       0.56       0.97
Cash dividends declared per share  . . . . . . . . . . . .      0.24       0.22       0.20       0.10       0.00

                                                                                At December 31,
                                                                 1996       1995      1994       1993     1992
                                                              ---------------------------------------------------
Selected financial ratios and other:
Return on average assets (net income to average
total assets) . . . . . . . . . . . . . . . . . . . . . . .     0.41%      0.91%      0.82%      0.72%      0.97%
Return on average equity (net income to average
total equity) . . . . . . . . . . . . . . . . . . . . . . .     3.78%      8.15%      6.73%      6.26%     11.15%
Average interest-earning assets to average interest-
bearing liabilities . . . . . . . . . . . . . . . . . . . .      118%       118%       121%       119%       109%
Net yield on average earning assets . . . . . . . . . . . .     5.15%      5.26%      5.06%      5.07%      5.17%
Asset quality ratio (non-performing loans and other real
estate owned to average total assets) . . . . . . . . . . .     3.23%      3.14%      2.12%      1.82%      2.35%
Average equity to average total assets  . . . . . . . . . .    10.92%     11.18%     12.19%     11.58%      8.70%
Other expenses to average total assets  . . . . . . . . . .     4.56%      4.08%      4.31%      4.40%      4.19%
Net interest income to other expenses . . . . . . . . . . .   102.72%    118.29%    107.54%    104.08%    110.86%

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The Company's principal asset is its ownership of the Bank. Accordingly, the Company's results of operations are primarily dependent upon the results of operations of the Bank. The Bank conducts a general commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. The Bank's profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid on these balances.

         Net interest income is dependent upon the Bank's interest rate spread, which is the difference between the average yield earned on its interest-earning assets and the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. During 1996, the Bank maintained a net yield on average earning assets of 5.15%. The net yield is impacted by market rates, deposit flows and loan demand.

         Additionally, the Bank's profitability is affected by such factors as the level of non-interest income and expenses, the provision for loan losses, and the effective tax rate. Non-interest income consists of loan and other fees, and income from the sale of loans and servicing rights. During 1996, the Bank experienced a slight increase in non-interest income due primarily to an increase in service charges and other fees. Unlike 1995, the Company or Bank did not sell any property, resulting in no gains or losses on sale of property. The Bank's non-interest expenses primarily consist of compensation and benefits, occupancy expenses, branch expansions, and other operating expenses.

REAL ESTATE MORTGAGE LOANS

         In previous years, a significant portion of the Bank's lending activity consisted of the origination of single- family residential mortgage loans collateralized by owner-occupied property located in the Bank's primary market area. In early 1996, increased competition generated by both private residential mortgage solicitors and larger money center banks decreased the Bank's ability to generate residential loans causing the Bank to reassess its participation in residential lending. As a result, in May 1996 the Bank phased out residential lending as a separate department of the Company's subsidiary, First National Bank of Southwest Florida, and only offered residential lending through its retail lending officers located in the Company's branches. When an application for a residential loan was taken, the underwriting, processing and closing were contracted out to an approved third party underwriter, with the loan presold in the secondary market prior to closing. Thus the residential credit was not on the Bank's books, and the Bank was compensated by the third party from fees received from the secondary purchaser. The Bank continues to maintain a portfolio of residential ARM loans for those creditworthy borrowers who, in the past, may not have qualified for fixed-rate mortgage loans that, in the past, were sold in the secondary market under the guidelines established by FNMA and FHLMC. As of year-end December 1996, the Bank maintained a residential portfolio with outstandings of approximately $12 million.

         During the fiscal years ended December 31, 1996 and 1995, the Bank originated and closed approximately $5.7 and $2.2 million, respectively, in SBA loans. The Bank was approved by the SBA to participate in the new "SBA Low Doc" program in 1994, and in 1995 the SBA conferred upon the Bank the status of a "Certified Lender." Designation as a Certified Lender, which designation is made upon the quality of the lending institution's SBA loan submissions, the number of loans submitted for approval, and the overall dollar volume of the loans generated by the banking institution, enables the Bank to process applicants on an expedited basis. The Bank intends to continue to aggressively pursue a program of SBA loan originations with the intent of selling such loans in the secondary market while retaining servicing rights, as a method of generating non-interest income. Recent changes have been made to the SBA loan program which limits the funding for the size of SBA loans and such changes will likely reduce the opportunities to generate fee income on future transactions. Notwithstanding these changes to the SBA loan program, the Bank has made a commitment to continue to aggressively pursue SBA guaranteed credit accommodations and considers it a viable source of fee income.

         Since the commencement of banking operations in February 1989, the Bank has experienced substantial growth. During the past three years, the Bank's total assets have grown approximately 57%. Furthermore, this increase has been marked by a stable and consistent annual growth with increases in assets of 19%, 7% and 20% in 1996, 1995 and 1994, respectively.

         As of December 31, 1996, the Bank had four full-service branches and one satellite office, all of which are operating in the Cape Coral - Fort Myers area. On January 9, 1996, the Company opened its fourth full service banking facility in western Cape Coral at the intersection of Santa Barbara Boulevard and Trafalgar Boulevard (the "Trafalgar Branch"). The Trafalgar Branch office is located on 61,700 square feet of real estate purchased by the Company in December 1994 for a total of $418,000. The Company relocated its 3,000 square foot modular facility from its Del Prado location to the new Trafalgar Branch site to serve as the banking facility. The Bank leases the property from the Company. The Trafalgar Branch has four teller stations, three drive-in lanes, and an automated teller machine (ATM). Management has identified the Trafalgar Branch site as a progressive area of high growth. As of December 31, 1996, the Trafalgar Branch had $9.2 million in deposits.

         On December 4, 1996, the Bank purchased from First Union Bank a branch facility located at 7130 College Parkway, Fort Myers, Florida, for $1,455,000. This was a former office of Society First Federal of Fort Myers. The facility is a 13,000 square foot two-story building with seven inside teller stations and three drive-through lanes. To the west of the building is approximately 40,500 square feet of excess, commercially zoned land available for future expansion. First National Bank of Southwest Florida has received permission from the OCC to open this facility as the Bank's sixth branch. Opening is schedule for late March 1997.

         In addition to activities normally associated with banking, the Bank provides accounts receivable financing and services to businesses and professionals through its Business Manager/Accounts Receivable Funding Program. In connection with its accounts receivable financing services, the Bank purchases the accounts receivables at a discount and then assumes the responsibility to bill, collect, monitor, and control the credits. At December 31, 1996 and 1995, the Company owned approximately $1.7 million and $1.2 million, respectively, in outstanding accounts receivables. The Bank has assigned one full-time account officer and one part-time data entry clerk to administer the accounts receivable financing program. The Bank intends to expand this service as a source of increasing its non-interest fee income.

         Consistent with the Company's and the Bank's capital plan filed with the OCC, the Company maintains a "Well Capitalized" status. In 1993, the Company raised proceeds from a public offering of its common stock which has been used to fund capital contributions to the Bank, to finance the Company's bank related activities, and to pay dividends. The unused funds are invested in short-term securities pending their application.

         On November 15, 1996, the Company entered into a merger agreement with FNB Corp. of Hermitage, Pennsylvania. Pending approval by shareholders, the transaction should close in the second quarter of 1997.


                             RESULTS OF OPERATIONS

Comparison of the Fiscal Years Ended December 1996 and 1995.

         For the year ended December 31, 1996, the Company reported net income of $640,602 or $0.41 per share, as compared to net income of $1,288,866 or $0.84 per share for 1995. For the year ended December 31, 1996 and 1995, income before income taxes was $874,541 and $2,110,866, respectively. In 1996, net income decreased 50% from 1995, due primarily to an increase in the Company's operating expenses of 23% and an increase in provision for credit losses of 98%. Other expenses increased approximately $1,304,000 due primarily to approximately $400,000 in increased operating costs related to the opening in January 1996 of the Trafalgar branch, as well as the recording of expenses, including a provision for possible losses, on the Company's other real estate owned of approximately $734,000.

         The Company's total assets at December 31, 1996 were $173.6 million, an increase of $26.4 million or 18% from December 31, 1995. This increase was due in part to the increase in portfolio loans originated by the Bank, to $112 million as compared to $98 million in 1995. The Company also increased its investment security portfolio by approximately $12.5 million. These increases were funded by a $27.2 million growth in deposits.

         The Company's portfolio loans at December 31, 1996 totaled $112 million net or approximately 65% of total assets. Gross portfolio loans consist of $34 million in real estate construction and mortgage loans, $75 million in commercial and commercial real estate, and $6.5 million in installment loans. The allowance for credit losses has increased from $1,115,027 at December 31, 1995 to $1,417,583 at December 31, 1996. The credit loss allowance represents approximately 1.24% of total loans, up from 1.12% at December 31, 1995. The Company believes that, based on historical patterns, the allowance for credit losses is sufficient to absorb losses in the loan portfolio.

Comparison of the Fiscal Years Ended December 1995 and 1994.

         For the year ended December 31, 1995, the Company reported net income of $1,288,866 or $0.84 per share, as compared to net income of $994,954 or $0.65 per share for 1994. For the year ended December 31, 1995 and 1994, income before income taxes was $2,110,866 and $1,555,954, respectively. In 1995, net income increased 30% over 1994, due primarily to an increase in the Bank's net interest income of $1,210,000. This increase in income was partially offset by a $552,000 increase in operating expenses, due mainly to the Company's expenses related to adding a branch bank facility at Santa Barbara and Trafalgar Boulevard in Cape Coral, and the Company's year over year growth.

         The Company's total assets at December 31, 1995 were $147 million, an increase of $9 million or 6% from December 31, 1994. This increase was due to the increase in portfolio loans originated by the Bank, to $98 million as compared to $85 million in 1994. This increase was funded by a $7 million growth in deposits and a decrease of Fed Funds sold.

         The Company's portfolio loans at December 31, 1995 totaled $98 million, net, or approximately 67% of total assets. Gross portfolio loans consist of $34 million in real estate construction and mortgage loans, $61 million in commercial and commercial real estate, and $5 million in installment loans. The allowance for credit losses has increased from $791,000 at December 31, 1994 to $1,115,000 at December 31, 1995. The Company believes that, based on historical patterns, the allowance for credit losses is sufficient to absorb losses in the loan portfolio.

NET INTEREST INCOME

         Net interest income, which constitutes the principal source of income for the Company, represents the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The principal interest-earning assets are loans made to businesses and individuals. Interest-bearing liabilities primarily consist of time deposits, interest paying checking accounts ("NOW accounts"), retail savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

         Net interest income totaled $7,269,955 and $6,829,955 and the net yields on average interest-earning assets were 5.15% and 5.26% for the fiscal years ended December 31, 1996 and 1995, respectively. Despite a stable interest rate environment for most of 1996, the Company's net interest margin declined slightly due primarily to an increase in interest-bearing liabilities. Management does not believe this scenario is indicative of any future trend.

         The following table shows for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 1996 and 1995. The table also shows the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same periods.

AVERAGE BALANCES AND INTEREST RATES


                                                                        Years Ended December 31,
                                                       1996                                             1995
                                       ----------------------------------------      --------------------------------------------

                                                     Interest                                          Interest
                                       Average        Income/           Average       Average          Income/            Average
                                        Balance       Expense             Rate       Balance (1)       Expense              Rate
                                       ------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Interest-earning assets:

     Loans receivable, net . . . .     $  103,557     $   10,407 (1)(3)  10.05 %    $     92,453     $      9,489 (3)     10.26  %
     Mortgage loans held for sale,
       net   . . . . . . . . . . .          2,117            188 (1)      8.88 %           5,933              449          7.57  %
     Investment securities,
       taxable . . . . . . . . . .         16,882            985          5.83 %          15,766              948          6.01  %
     Investment securities,
       nontaxable  . . . . . . . .          7,254            334          4.60 %           4,273              192          4.49  %
     Mortgage-backed securities,
       taxable . . . . . . . . . .          4,456            266          5.97 %           4,294              272          6.33  %
     Federal funds sold  . . . . .          6,299            336          5.33 %           6,798              404          5.94  %
     Interest-earning deposits
       with banks  . . . . . . . .            631             31          4.91 %             352               17          4.83  %
                                       ------------------------------------------------------------------------------------------
        Total interest-earning
          assets   . . . . . . . .        141,196         12,547          8.89 %         129,869           11,771          9.06  %
                                       ------------------------------------------------------------------------------------------
Non-interest earning assets:
     Cash and due from banks . . .          5,137                                          4,561
     Other assets  . . . . . . . .          8,776                                          7,032
                                       ------------------------------------------------------------------------------------------
       Total non-interest-earning
         assets  . . . . . . . . .         13,913                                         11,593
                                       ------------------------------------------------------------------------------------------
       Total assets  . . . . . . .     $  155,109                                     $  141,462
                                       ==========================================================================================

Interest-bearing liabilities:
Deposits:
     Interest-bearing demand and
       NOW deposits  . . . . . . .     $   20,408     $      459          2.25 %      $   16,620     $        408          2.45  %
     Savings deposits. . . . . . .         11,579            313          2.70 %          11,832              322          2.72  %
     Money market deposits . . . .         21,236            781          3.68 %          16,319              566          3.47  %
     Time deposits . . . . . . . .         66,368          3,681          5.55 %          64,356            3,590          5.58  %
Borrowings   . . . . . . . . . . .            570             41          7.19 %           1,062               55          5.18  %
                                        ------------------------------------------------------------------------------------------
       Total interest-bearing
         liabilities . . . . . . .        120,161          5,275          4.39 %         110,189            4,941          4.48  %
                                        ------------------------------------------------------------------------------------------
Non-interest-bearing liabilities
     Non-interest-bearing
       deposits  . . . . . . . . .         17,361                                         14,844
     Other liabilities . . . . . .            645                                            608
                                       ------------------------------------------------------------------------------------------
       Total non-interest-bearing
         liabilities   . . . . . .         18,006                                         15,452
                                       ------------------------------------------------------------------------------------------
Shareholders' equity   . . . . . .         16,942                                         15,821
                                       ------------------------------------------------------------------------------------------
       Total liabilities and
         shareholders' equity  . .     $  155,109                                     $  141,462
                                       ==========================================================================================
Net interest income  . . . . . . .                    $    7,272                                     $      6,830

Net yield on average earning
  assets (2)   . . . . . . . . . .                                        5.15 %                                           5.26  %

(1)  Average balances based on historical costs.
(2) The net yield on average earning assets is the net interest income divided by average interest-earning assets.
(3)  Includes loan fees of $394,000 in 1996 and $514,000 in 1995.

         The effect on interest income, interest expense, and net interest income for the periods indicated, of changes in average balance and rate is shown below. The effect of a change in average balance has been determined by applying the average rate at the year-end for the earlier period to the change in average balance at the year-end for the later period. Changes resulting from average balance/rate variances are included in changes resulting from volume.

                       RATE/VOLUME ANALYSIS OF NET INCOME

                                                           1996 Compared to 1995                1995 Compared to 1994
                                                         Increase (Decrease) Due to          Increase (Decrease) Due to
                                                       Volume(1)    Rate       Change      Volume(1)     Rate      Change
                                                       ------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Interest earned on:
   Loans receivable, net  (2)   . . . . . . . . . . .  $1,116      $ (198)     $  918      $ 1,344     $   830    $ 2,174
   Mortgage loans held for sale, net  . . . . . . . .    (339)         78        (261)          53          30         83
   Investment securities, taxable   . . . . . . . . .      65         (28)         37          217         105        322
   Investment securities, nontaxable    . . . . . . .     137           5         142           69          29         98
   Mortgage-backed securities, taxable    . . . . . .      10         (16)         (6)         (36)         28         (8)
   Federal funds sold   . . . . . . . . . . . . . . .     (27)        (41)        (68)          38          89        127
   Interest-earning deposits    . . . . . . . . . . .      13           1          14           (9)          2         (7)
                                                       ------------------------------------------------------------------
       Total interest income  . . . . . . . . . . . .     975        (199)        776        1,676       1,113      2,789
                                                       ------------------------------------------------------------------
Interest paid on:
   Interest-bearing demand and NOW deposits . . . . .      85         (34)         51           80          51        131
   Savings deposits . . . . . . . . . . . . . . . . .      (7)         (2)         (9)         (79)         (1)       (80)
   Money market accounts  . . . . . . . . . . . . . .     181          34         215          (64)        103         39
   Time deposits  . . . . . . . . . . . . . . . . . .     112         (21)         91        1,105         389      1,494
   Borrowings . . . . . . . . . . . . . . . . . . . .     (35)         21         (14)          (2)         (3)        (5)
                                                       ------------------------------------------------------------------
       Total interest expense   . . . . . . . . . . .     336          (2)        334        1,040         539      1,579
                                                       ------------------------------------------------------------------
       Change in net interest income  . . . . . . . .  $  639      $ (197)     $  442      $   636     $   574    $ 1,210
                                                       ==================================================================

(1) Non-accruing loans are excluded from the average volumes used in calculating this table.
(2) Includes loan fees of $394,000 in 1996 and $514,000 in 1995.

PROVISION FOR CREDIT LOSSES

         The provision for credit losses was $877,384 and $442,727 for the years ended December 31, 1996 and 1995, respectively. The 1996 provision reflects management's intent to continue maintaining the Bank's credit loss reserves at a level management believes necessary to cushion it against any reasonably expected losses that may result. The Bank currently determines its credit loss allowance from an analysis of its actual operating experience as applied to its particular loan portfolio, which management believes more accurately reflects the risks associated with its loan portfolio.

         The targeted level of credit loss allowance is based upon management's continual review of the loan portfolio. Management reviews the loans by type and nature of collateral and establishes an appropriate provision for credit losses based upon historical charge-off experience, the present and prospective financial condition of specific borrowers, industry concentrations within the loan portfolio, size of the credit, existence and quality of any collateral, profitability, and general economic conditions. The 1996 and 1995 credit loss provisions reflect the growth in and maturing nature of the Company's loan portfolio and the risks inherent in it.

         The total allowance for credit losses has increased from $1,115,027 (or 1.12% of total loans) in 1995 to $1,417,583 (or 1.24% of total loans) in 1996. In 1996 the Bank had 24 loans on a non-accrual status representing approximately $2,339,000. During 1996, the Company charged off $575,000 in loans, net of recoveries, and placed into other real estate owned $3,312,360 in foreclosed real estate acquired in satisfaction of loans receivable. The $3,312,360 in foreclosed real estate includes 8 residential lot loans, 3 houses, and 9 commercial properties. The Company has actively pursued past due loans and has acquired the collateral with the intent of resale. Although management uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Company's non-performing or performing loans. Material additions to the Company's allowance for credit losses would result in a decrease in the Company's net income and capital. See "Allowance for Credit Losses."

NON-INTEREST INCOME


         During 1996, non-interest income increased to $1,559,681 from $1,497,705 in 1995, a 4% increase. The increase in non-interest income was due primarily to an increase of $341,895 in service charges and other fees. This increase is largely attributable to the overall increase in business activity experienced by the Bank, including the growth of the accounts receivable purchasing program.

         The following table compares the various categories of non-interest income for the years ended December 31, 1996 and 1995.

                                                                                              Years Ended December 31,
                                                                                               1996              1995
                                                                                          -------------------------------
Mortgage loan servicing fees  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $       6,031     $    118,838
Service charges and other fees  . . . . . . . . . . . . . . . . . . . . . . . . . .             997,784          655,889
Gain (loss) on sale of securities   . . . . . . . . . . . . . . . . . . . . . . . .                  62          (36,347)
Gain on sales of loans held for sale  . . . . . . . . . . . . . . . . . . . . . . .             346,577          243,729
Gain on sale of loan servicing  . . . . . . . . . . . . . . . . . . . . . . . . . .             209,227          251,631
Gain on sale of property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   0          263,965
                                                                                          -------------------------------
   Total non-interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1,559,681     $  1,497,705
                                                                                          ===============================


NON-INTEREST EXPENSE

         Non-interest expenses increased from $5.8 million in 1995 to $7.1 million in 1996 due primarily to the costs associated with the operation of the Trafalgar Branch and increased costs associated with other real estate owned.

         The ratio of total non-interest expense to average assets for 1996 has increased to 4.56% from 4.08% in 1995. This increase is attributable to increases in costs and estimated potential losses in the Company's other real estate owned and increased legal and professional fees related primarily to the proposed merger.

         The following table summarizes the various categories of non-interest expense for the years ended December 31, 1996 and 1995.

                                                                                              Years Ended December 31,
                                                                                               1996              1995
                                                                                          -------------------------------
Salary and employee benefits  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   2,393,048      $ 2,197,204
Occupancy expense   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             748,071          698,956
Business development and community support  . . . . . . . . . . . . . . . . . . . .             184,277          206,035
Data processing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             237,134          199,945
Furniture and equipment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             690,346          594,872
Insurance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              57,659          207,175
Legal and professional fees   . . . . . . . . . . . . . . . . . . . . . . . . . . .             617,962          425,963
License, assessments and taxes    . . . . . . . . . . . . . . . . . . . . . . . . .              92,265           81,665
Printing, stationery and supplies   . . . . . . . . . . . . . . . . . . . . . . . .             234,490          186,032
Director fees   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             103,500           65,000
Postage and freight   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             190,807          196,225
Other expenses    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             794,613          566,380
Net other real estate owned costs   . . . . . . . . . . . . . . . . . . . . . . . .             733,539          148,615
                                                                                          -------------------------------
   Total non-interest income   . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   7,077,711      $ 5,774,067
                                                                                          ===============================

INCOME TAXES

The Company's provision for income taxes was $233,939 for 1996 and $822,000 for 1995. The decrease relates primarily to the decrease in pre-tax income.

         Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

ASSET/LIABILITY MANAGEMENT

         A principal objective of the Bank's asset/liability management strategy is to minimize the Bank's exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest- bearing liabilities. This strategy is overseen in part through the direction of the Asset and Liability Committee of the Bank (the "ALCO Committee") which tablishes policies and monitors results to control interest rate sensitivity.

         As a part of the Bank's interest rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest rate-sensitive" and monitors the Bank's interest rate-sensitivity "gap." An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income. If the repricing of the Bank's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

         Since its inception, the Bank has generally experienced a negative gap which would suggest that the Bank's net yield on interest-earning assets may decline during periods of rising interest rates. However, management has extended maturities on liabilities in order to obtain a positive gap, in a belief that rates are more likely to rise than decline. A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will react to changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities are impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not react uniformly to changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest-rate increase.

         Management's strategy is to maintain a balanced interest rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a monthly basis, the maturity and repricing of assets and liabilities. The ALCO Committee has adopted a long range objective of achieving and maintaining a one-year gap between rate sensitive assets and rate sensitive liabilities of 0.75 to 1.25, and a short range gap (for 30, 60 and 180 days) between 0.85 and 1.15. Currently the Bank's one-year actual gap approximates the targeted gap rates.

         Principal among the Bank's asset/liability management strategies has been the emphasis on managing its interest-rate sensitive liabilities in a manner designed to reduce the Bank's exposure during periods of rising interest rates. Management believes that the type and amount of the interest rate-sensitive liabilities held by the Bank, a significant portion of which are composed of money market accounts whose yields, to a certain extent, are subject to the discretion of management, may minimize the potential impact that a rise in interest rates might have on the Bank's net interest income. Additionally, management has instituted a "floor," or minimum rate, on its floating or prime based loans. The "floor" amount for each specific loan is determined in relation to the prevailing market rates on the date of origination. This "floor", management believes, will allow the Bank to continue to earn a higher rate when prime falls below the established "floor" rate. Further, management believes that customers of the Bank, as a community bank, are less likely to base their banking decisions solely on relative yield than customers of larger financial institutions.

         Management utilizes a simulation model, complete with rate shock scenarios, to determine the Bank's sensitivity to rate changes. Using historical data and prepayment assumptions, management places each category of asset and liability in a time frame that it expects the assets and liabilities to reprice.

         The following table sets forth the interest rate-sensitive assets and liabilities of the Bank at December 31, 1996, which are expected to mature or are subject to repricing in each of the time periods indicated.

                                 90 Days      91 - 180       181 Days       1 - 3       3 - 5       More Than
                                 or Less        Days         to 1 Year      Years       Years        5 Years       Total
                                ------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Interest-earning assets:
   Federal funds sold  . . .    $    200     $       0     $         0    $      0     $     0      $       0     $    200
   Investment securities
     held to maturity  . . .         750         1,996           3,520       8,300       1,267          4,060       19,893
   Investment securities
     available for sale  . .       7,980             0             556       2,745       1,999            957       14,237
   Mortgage-backed securities
     available for sale. . .       1,841           238             720       1,474           0              0        4,273
   Loans   . . . . . . . . .      60,229         8,301           8,728      17,399      14,040          3,595      112,292
                                ------------------------------------------------------------------------------------------
    Total interest-earning
      assets . . . . . . . .      71,000        10,535          13,524      29,918      17,306          8,612      150,895
                                ------------------------------------------------------------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand and
     NOW accounts  . . . . .       2,257         1,345           3,874       4,436       7,101          3,894       22,907
   Savings deposits  . . . .         472           547           3,692       5,270       2,698          1,521       14,200
   Money market deposits          23,500             0               0           0           0              0       23,500
   Time deposits . . . . . .      19,196        15,667          21,645      12,037       6,403              0       74,948
                                ------------------------------------------------------------------------------------------
     Total interest-bearing
       liabilities . .. . .       45,425        17,559          29,211      21,743      16,202          5,415      135,555
                                ------------------------------------------------------------------------------------------
     Interest sensitivity
       gap per period  . . .    $ 25,575     $  (7,024)    $   (15,687)      8,175     $ 1,104     $    3,197     $ 15,340
                                ==========================================================================================
Cumulative gap . . . . . . .    $ 25,575     $  18,551     $     2,864    $ 11,039     $12,143     $   15,340     $      0
                                ==========================================================================================
Cumulative ratio of
  interest-earning assets to
  interest-bearing
  liabilities  . . . . . . .        2.77          1.29            1.03        1.21        1.23           1.15
Cumulative gap to total
  assets   . . . . . . . . .       0.147         0.107           0.016       0.064       0.070          0.088

                              FINANCIAL CONDITION

LENDING ACTIVITIES

         The primary source of income for the Company is the interest earned on loans. At December 31, 1996, the Company's total assets were $173.6 million as compared to $147.2 million at December 31, 1995, and net loans of $112 million represented 65% of the total assets for 1996 as compared to net loans of $98 million representing 67% of the total assets in 1995. Management believes that the increase in net loans from 1995 to 1996 is primarily attributable to increased loan demand resulting from the Bank's reputation among business and individuals located in its primary market area as an independent community bank. Each loan officer has defined lending authority beyond which loans, depending upon their size, must be reviewed by either senior management or a loan committee comprised of certain Directors of the Bank and certain senior loan officers. Loan requests for amounts in excess of $500,000 also must be approved by the Board of Directors of the Bank.

         The following table shows the composition of the Company's loan portfolio by type of loan on the dates indicated. The Bank has no foreign or agricultural loans nor does it have any loans to energy-producing customers.

                            LOAN PORTFOLIO ANALYSIS

                                                                              Years Ended December 31,
                                                                              1996                 1995
                                                                      ----------------------------------------
                                                                       Amount         %        Amount       %
                                                                      ----------------------------------------
                                                                              (Dollars in Thousands)
Type of Loan:
   Commercial and financial (1)  . . . . . . . . . . . . . . . .      $  74,917       65%    $ 60,840       61%
   Real estate construction  . . . . . . . . . . . . . . . . . .         13,441       12       14,217       14
   Real estate mortgage (2)  . . . . . . . . . . . . . . . . . .         19,197       17       19,377       20
   Installment loans to individuals  . . . . . . . . . . . . . .          6,546        6        5,156        5
                                                                      ----------------------------------------
     Total loans   . . . . . . . . . . . . . . . . . . . . . . .        114,101      100%      99,590      100%
Less:
   Unearned loan fees  . . . . . . . . . . . . . . . . . . . . .           (392)                 (392)
   Allowance for credit losses   . . . . . . . . . . . . . . . .         (1,417)               (1,115)
                                                                      ----------------------------------------
     Total loans, net  . . . . . . . . . . . . . . . . . . . . .      $ 112,292              $ 98,083
                                                                      ========================================

(1) Commercial and financial consists of commercial real estate mortgage loans and other commercial loans.

(2)  Real estate mortgage consists of residential real estate mortgages.


         The following tables set forth the maturities of loans (excluding real estate mortgages and installment loans) outstanding at December 31, 1996, and an analysis of sensitivities of loans due to changes in interest rates.

                             LOAN MATURITY SCHEDULE
                             (Dollars in Thousands)
                              At December 31, 1996

                                                                              Due After 1
                                                                Due in 1       Year But         Due After
                                                              --------------------------------------------------------
                                                              Year or Less  Before 5 Years       5 Years        Total
                                                              --------------------------------------------------------
Commercial and financial  . . . . . . . . . . . . . . . .       $ 20,675       $ 45,243         $ 8,999       $ 74,917
Real estate construction  . . . . . . . . . . . . . . . .         13,441              0               0         13,441

         The following table sets forth as of December 31, 1996 the dollar amounts of loans due after one year which had predetermined interest rates and which had floating or adjustable rates.

                                                                                         At December 31, 1996
                                                                                        ----------------------
                                                                                        Dollar Amount of Loans
                                                                                        ----------------------
                                                                                            (in Thousands)
                                                                                        ----------------------
Type of Interest Rate:
   Predetermined   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  29,564
   Floating or adjustable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                24,678
                                                                                               ---------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $  54,242
                                                                                               =========

ASSET QUALITY

         Management seeks to maintain a level of high quality assets through conservative underwriting and sound lending practices. Management intends to follow this policy even thought it may result in foregoing the funding of higher yielding loans. The majority of the loans in the Bank's loan portfolio are collateralized by first mortgage interests in residential lot loans, commercial real estate, and one-to-four-family residences which historically have carried relatively low credit risk. As of December 31, 1996, approximately 81% of the total loan portfolio was collateralized by this type of property. As of December 31, 1996, non-performing loans and real estate owned amounted to $5,007,000, or 2.88% of total assets as compared to $4,438,000 or 3.01% of total assets as of December 31, 1995. Management does not believe that this increase in non-performing loans is indicative of the overall asset quality of the Bank's loan portfolio.

         Non-accrual loans decreased to $2,339,000 from $2,882,000 as of December 1995. This decrease can be attributed to the reclassification of $3,312,360 of non-accrual loans to other real estate owned.

         Other Real Estate Owned ("OREO") totaled $2,521,000 as of December 31, 1996, compared to $1,532,000 at December 31, 1995. The OREO property is comprised of 22 properties, which properties consist of 15 vacant lots, 4 homes, and 9 commercial buildings. The appraised value of all OREO property is approximately $3,900,000. The Company does not anticipate any material or unrecognized losses associated with the current assets classified as non-performing.

         In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending and additional precautions have been taken when such loans are made in order to reduce the Bank's risk of loss. Generally, construction loans present a higher degree of risk to a lender depending upon, among other things, whether the borrower has permanent financing at the end of the loan period, whether the project is an income producing transaction in the interim, and the nature of changing economic conditions including changing interest rates. In view of the real estate related loans, there can be no assurance that a downturn in the value of the real estate in Southwest Florida will not have a material adverse impact on the Bank's profitability. However, as part of its loan portfolio management strategy, the Bank typically requires a substantial percentage of the purchase price as a down payment, and as collateral for the loan, a first mortgage interest in the entire property to be encumbered, not just the proportionate value of the property which relates to the amount loaned. Management believes that such precautions reduce the Company's exposure to the risks associated with a downturn in real estate values.

         Commercial and financial loans also entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, since their repayment is usually dependent upon the successful operation of the commercial enterprise, they also are subject to adverse conditions in the economy. Commercial loans are generally riskier than residential mortgages because they are typically made on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or guarantor to repay. Further, the collateral underlying commercial loans may depreciate over time, and occasionally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business. Commercial loans in Southwest Florida tend to be particularly sensitive to the fluctuations of the tourist and construction industries, the mainstays of the local economy.

         While there is no assurance that the Bank will not suffer any losses on its construction loans or its commercial real estate loans, management believes that it has reduced the risks associated therewith because, among other things, substantially all of such loans relate to owner-occupied projects, projects where the borrower has received permanent financing commitments from which the Bank will be repaid, and projects where the borrower has demonstrated to management that its business will generate sufficient income to repay the loan. In this regard, the Bank has made two land acquisition and development loans and construction loans to developers of residential properties for the construction of real estate subdivisions and multi-family housing projects totaling $1.5 million. The Bank primarily enters into agreements with individuals who are familiar to the Bank and are residents of the Bank's primary market area.

         In addition to maintaining high quality assets, management attempts to limit the Banks' risk exposure to any one borrower or borrowers with similar or related entities. As of December 31, 1996, the Bank has extended credit in excess of $1 million to six borrowers.

         Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The Company, on a routine basis, evaluates these concentrations for purposes of policing its concentrations and to make necessary adjustments in its lending practices that most clearly reflect the economic times, loan to deposit ratios, and industry trends. As of December 31, 1996, total loans to any particular group of customers engaged in similar activities or having similar economic characteristics did not exceed 10% of total loans. However, as indicated above, a substantially natural geographical concentration of credit risk exists within the Bank's primary market areas.

         The Board of Directors of the Bank concentrates its efforts and resources, and that of its senior management and lending officials, on loan review and underwriting procedures. The Bank utilizes the services of an independent consultant to perform periodic loan review and underwriting procedures. Internal controls include a loan review specialist employed by the Bank, who performs on-going reviews of loans made to monitor documentation and ensure the existence and valuations of collateral. The Bank's loan review committee reviews bi-weekly all loans subject to close monitoring due to internal policy guidelines. In addition, senior loan officers of the Bank have established a review process with the objective of quickly identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address watch loans, substandard and non-performing loans as early as possible. Combined, these components are integral elements of the Bank's loan program which has resulted in its loan portfolio performance to date. Nonetheless, management maintains a cautious outlook in anticipating the potential effects of uncertain economic conditions (both locally and nationally) and the possibility of more stringent regulatory standards.

CLASSIFICATION OF ASSETS

         Generally, interest on loans is accrued and credited to income based upon the principal balance outstanding. It is management's policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans will be charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans will not be returned to accrual status until principal and interest payments are brought current and future payments appear certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

         Real estate acquired by the Bank as a result of foreclosure or acceptance of deeds in lieu of foreclosure is classified as OREO. These properties are recorded on the date acquired at the lower of fair value less estimated selling costs or the recorded investment in the related loan. If the fair value after deducting the estimated selling costs of the acquired property is less than the recorded investment in the related loan, the estimated loss is charged to the allowance for credit losses at that time. The resulting carrying value established at the date of foreclosure becomes the new cost basis for subsequent accounting. After foreclosure, if the fair value less estimated selling costs of the property becomes less than its cost, the deficiency is charged to the provision for losses on other real estate owned.

         Costs relating to the developmental improvement of the property are capitalized, whereas those relating to holding the property for sale are charged as an expense.

         The amount of OREO included in other assets was approximately $2,521,000 and $1,532,000 at December 31, 1996 and 1995, respectively. The amount of allowance for losses on OREO is $631,000 and $140,000 at December 31, 1996 and 1995, respectively.

         At December 31, 1995, the Bank had 24 loans on a non-accrual status representing $2,339,000. At December 31, 1995, the Bank had 15 loans on a non-accrual status representing $2,882,000. The decrease in non-accrual loans occurred as a result of the transfer of approximately $3,312,000 of non-accrual loans to OREO classification due to foreclosure and the addition of approximately $2,769,000 of loans to non-accrual status as of December 31, 1996.

         The following table sets forth certain information with respect to the Bank's non-accrual loans, OREO, and accruing loans which are contractually past due 90 days or more as to principal or interest.

                                                                                                 At December 31
                                                                                              1996            1995
                                                                                           ----------------------------
                                                                                               (Dollars in Thousands)
                                                                                           ----------------------------
Non-accrual loans:
                                                                                           ----------------------------
   Commercial and financial  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $         806     $    855
   Real estate mortgage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,533        2,027
                                                                                           ----------------------------
     Total non-accrual loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,339        2,882
   Accruing loans contractually past due 90 days or more   . . . . . . . . . . . . . .               147           24
                                                                                           ----------------------------
     Total non-performing loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,486        2,906
   REO and other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,521        1,532
                                                                                           ----------------------------
     Total non-performing assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       5,007     $  4,438
                                                                                           ============================
   Total non-performing assets to total assets   . . . . . . . . . . . . . . . . . . .              2.88%        3.01%
                                                                                           ============================

         The approximate amount of interest on non-accrual loans which would have been recorded as income under the original terms was $218,000 and $185,000 for the fiscal years ended December 31, 1996 and 1995, respectively. The amount of interest income collected on non-accrual loans, prior to the point of becoming non-accrual loans, that was included in net income for the years ended December 31, 1996 and 1995 was approximately $44,000 and $94,000, respectively. The amount of interest income included in net income on accruing loans contractually past due 90 days or more was $15,000 at December 31, 1996.

ALLOWANCE FOR CREDIT LOSSES

         In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality.

         The Company adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114) on January 1, 1995. Under the new standard, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The Company evaluates individual loans for impairment from internally generated watch lists and other sources. Loans meeting the criteria for impairment may or may not be placed on non-accrual status, based on the loan's current status. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS No. 114 resulted in no additional provision for credit losses.

         The adequacy of the allowance for credit losses is periodically evaluated by the Company in order to maintain the allowance at a level that is sufficient to absorb probable credit losses. Management's evaluation of the adequacy of the allowance is based on a review of the Company's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered. Management recognizes the greater inherent risks in connection with consumer, construction, and commercial lending. See "Provision for Credit Losses."

         The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for credit losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

         When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

         In October 1994, FASB issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," (SFAS No. 118). SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on any impaired loan, rather than the methods prescribed in SFAS No. 114.

         Loans, including impaired loans, are generally classified by the Company as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than ninety (90) days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than ninety (90) days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

         While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for credit losses until prior charge-offs have been fully recovered.

         Management continues to actively monitor the Bank's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. The Bank increased its allowance to $1,417,000 during the year ended December 31, 1996, reflecting management's intent to maintain the level of the Bank's allowance for credit losses at a level management believes to be adequate to cushion it against the reasonably expected economic conditions.

         The provision for credit losses in 1996 and 1995 was determined by management using such factors as growth in the loan portfolio and change in the loan mix.

         The following table sets forth an analysis of the Bank's allowance for possible loan losses for the periods indicated.



                                                                                              Year Ended  December 31,
                                                                                              1996                1995
                                                                                           -----------------------------
                                                                                              (Dollars in Thousands)
                                                                                           -----------------------------
Average net loans outstanding during the year   . . . . . . . . . . . . . . . . . . .      $       103,557     $  92,453
Total net loans outstanding at year-end . . . . . . . . . . . . . . . . . . . . . . .              112,292        98,083
                                                                                           =============================
Beginning balance of allowance for credit losses  . . . . . . . . . . . . . . . . . .      $         1,115     $     791
Loans charged off:
   Commercial and financial  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 564            47
   Real estate mortgage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  45            44
   Installment loans to individuals  . . . . . . . . . . . . . . . . . . . . . . . . .                   7            76
                                                                                           -----------------------------
Total loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  616           167
                                                                                           -----------------------------
Recoveries of loans previously charged off:
   Commercial and financial  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  26            29
   Real estate mortgage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  13             0
   Installment loans to individuals  . . . . . . . . . . . . . . . . . . . . . . . . .                   2            19
                                                                                           -----------------------------
Net loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  575           119
                                                                                           -----------------------------
Provisions for credit losses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  877           442
                                                                                           -----------------------------
Balance at year-end . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $         1,417     $   1,115
                                                                                           =============================
Net charge-offs during year to average net loans  . . . . . . . . . . . . . . . . . .                 0.56%         0.12%
Allowance as a percentage of non-performing loans . . . . . . . . . . . . . . . . . .                57.00%        38.37%



         The following table sets forth the breakdown of the allowance for credit losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of an allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.



                                                                           At December 31,
                                                              1996                                1995
                                                    -------------------------------------------------------------------
                                                                   Percent of Loans                    Percent of Loans
                                                                    in Category to                      in Category to
                                                     Amount          Total Loans          Amount          Total Loans
                                                    -------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Commercial and financial    . . . . . . . . .       $    590               65.1%         $    483              61.1%
Real estate mortgage  . . . . . . . . . . . .             33               16.5               131              19.5
Real estate construction  . . . . . . . . . .              0               11.8                20              14.2
Installment loans to individuals  . . . . . .              5                6.6                25               5.2

Unallocated   . . . . . . . . . . . . . . . .            789                0.0               456               0.0
                                                    -------------------------------------------------------------------
   Total allowance for credit loss   . . . . .      $   1417              100.0%         $   1115             100.0%
                                                    ===================================================================


         The allowance for credit losses represented 1.24% of the gross loans outstanding at December 31, 1996 and 1.12% of the gross loans outstanding at December 31, 1995. The increase is due in part to an overall increase in total loans outstanding as well as an increase in nonperforming loans.

         Impaired loans by type of loan as of December 31, 1996 and December 31, 1995 are as follows:

                                                                                           1996          1995
                                                                                       ----------     ----------
    Commercial and financial  . . . . . . . . . . . . . . . . . . . . . . . . . .      $3,421,232     $4,032,240
    Real estate construction. . . . . . . . . . . . . . . . . . . . . . . . . . .               0              0
    Real estate mortgage. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0         78,408
    Installment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0        355,825
                                                                                       ----------     ----------
                                                                                       $3,421,232     $4,466,473
                                                                                       ==========     ==========

         The measurement of impaired loans is based on the fair value of the loan's collateral. The measurement of non-collateral dependent loans is based on the present value of expected future cash flows discounted at the historical effective interest rate. The components of the allowance for credit losses are as follows:

                                                                                       December 31,    December 31,
                                                                                           1996            1995
                                                                                       ------------    ------------
    Impaired loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   495,305     $   375,068
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          922,278         739,959
                                                                                       -----------     -----------
                                                                                        $1,417,583     $ 1,115,027
                                                                                       ===========     ===========

INVESTMENT ACTIVITIES

         Securities that management has the intent and the Company has the ability at the time of purchase to hold until maturity are classified securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the effective interest method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statement of operations. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available for sale are recorded at fair value. Both unrealized holding gains and losses on securities available for sale, net of taxes, are included as a separate component of shareholders' equity in the consolidated balance sheets until these gains or losses are realized. The cost of investment securities sold is determined by the specific identification method. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statement of operations. These securities are recorded at fair value. Both unrealized gains and losses are included in the consolidated balance sheets. The Company currently has no securities classified as trading securities.

         At December 31, 1996, an unrealized loss of $91,992, was shown as a decrease of shareholders' equity as compared to a loss of $82,407, net of taxes as of December 31, 1995.

         The Company's investments of approximately $38 million at December 31, 1996, primarily consisted of United States treasury securities, federal agency obligations, obligations of states and political subdivisions, and mortgage-backed securities available for sale.

         The following table sets forth the carrying value of the Company's investment portfolio as of the dates indicated.

                                                                                               At December 31,
                                                                                             1996         1995
                                                                                            --------------------
                                                                                           (Dollars in Thousands)
                                                                                            --------------------
 Investment securities available for sale:

    U.S. government agencies . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 16,530     $   7,141

    Other securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           707           680
                                                                                            ----------------------
      Total investment securities available for sale . . . . . . . . . . . . . . . . .      $ 17,237     $   7,821
                                                                                            ======================
 Investment securities held to maturity:

    U.S. treasury securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  9,432     $   7,144

    Obligations of state and political subdivisions . . . . . . . . . . . . . . . . . .        7,461         6,536
                                                                                            ----------------------
      Total investment securities held to maturity . . . . . . . . . . . . . . . . . .      $ 16,893     $  13,680
                                                                                            ======================
 Mortgage-backed securities available for sale. . . . . . . . . . . . . . . . . . . .       $  4,273     $   4,391
                                                                                            ======================

         The following table sets forth the weighted average yield of the investment portfolio of the Company as of December 31, 1996. The calculation of the weighted average interest yields is based on interest earned divided by the average cost of the investment.

                                                                                                           Average
                                                                                               Amount       Yield
                                                                                              ---------------------
                                                                                             (Dollars in Thousands)
 Investment Category:
 Obligations of U.S. Treasury and Agencies Available for Sale:
    0 - 1 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 10,323      4.91  %
    1 - 5 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,959      5.90
    5 - 10 years . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             248      7.28
                                                                                              ---------------------
      Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,530      5.36  %
                                                                                              ---------------------
 Other Securities Available for Sale:
    1 - 5 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0      0.00  %
    5 - 10 years . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0      0.00
     Over 10 years . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             707      2.10
                                                                                              ---------------------
      Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             707      2.10  %
                                                                                              ---------------------
 Mortgage-Backed Securities Available for Sale:
    1 - 5 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0      0.00  %
    5 - 10 years . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,451      5.63
    Over 10 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,822      6.06
                                                                                              ---------------------
      Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,273      5.91  %
                                                                                              ---------------------
 Obligations of U.S. Treasury and Agencies Held to Maturity:
    0 - 1 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,462      5.91  %
    1 - 5 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,970      5.90
                                                                                              ---------------------
      Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,432      5.91  %
                                                                                              ---------------------
 Obligations of State and Political Subdivisions Held to Maturity: (Tax Exempt) (1)
    0 - 1 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,771      4.25  %
    1 - 5 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,631      4.56
    5 - 10 years . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,622      4.88
    Over 10 years  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             437      4.86
                                                                                              ---------------------
      Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,461      4.66  %
                                                                                              ---------------------
      Total mortgage-backed and investment securities                                         $ 38,403      5.34  %
                                                                                              =====================

 (1) Yields on tax-exempt obligations have not been computed on a fully tax equivalent basis.

DEPOSIT ACTIVITIES

         Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from interest payments, loan principal payments, loan sales and funds provided from operations. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. The Company may use borrowings on a short-term basis if necessary to compensate for reductions in the availability of other sources of funds. They also may be used on a longer-term basis for general business purposes.

         Deposits are attracted principally from within the Bank's primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more) and retirement savings plans. See Note 7 of the "Notes to Consolidated Financial Statements." As of December 31, 1996, jumbo certificates accounted for approximately $16 million of the Bank's deposits. Of this amount, $7 million had a term of six months or less. The Bank has not aggressively attempted to obtain large denomination, high interest-bearing certificates of deposits in the past nor does the Bank presently intend to do so in the future.

         Maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

         Regulations promulgated by the FDIC pursuant to the FDICIA place limitations on the ability of insured depository institutions to accept, renew, or roll-over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the corrective action provisions of the FDICIA. As of December 31, 1996, the Bank met the definition of a "well capitalized" depository institution.

         The following table sets forth the average balances and average weighted rates for the Bank's categories of deposits for the periods indicated.

                                                            1996                                      1995
                                            --------------------------------------------------------------------------------
                                                                           % of                                      % of
                                             Average        Average       Total        Average        Average       Total
                                             Balance         Rate        Deposits      Balance         Rate        Deposits
                                            --------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
 Non-interest-bearing demand deposits       $   17,361       0.00 %       12.68 %     $   14,844       0.00 %       11.97 %
 Interest bearing demand and NOW
   deposits. . . . .  . . . . . . . .           20,408       2.25 %       14.90 %         16,620       2.45 %       13.41 %
 Savings and money market accounts
   deposits . . . . . . . . . . . . .           32,815       3.36 %       23.96 %         28,151       3.15 %       22.71 %
 Time deposits . . . . . . . . . .  .           66,368       5.55 %       48.46 %         64,356       5.58 %       51.91 %
                                            --------------------------------------------------------------------------------
    Total . . . . . . . . . . . . . .       $  136,952                   100.00 %     $  123,971                   100.00 %
                                            ================================================================================
 Weighted average rate  . . . . . . .                        3.83 %                                    3.94 %
                                            ================================================================================

         At December 31, 1996, certificates of deposit represented approximately 48% of the Bank's total deposits, down from 52% at December 31, 1995. Non-brokered time deposits over $100,000 represented 11% of total liabilities. The Bank's increase in time deposits represents the low rate environment which exists for savings and "NOW" deposits which made these instruments more attractive to depositors. The Bank does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of either the Bank or the Company. Management believes that substantially all of the Bank's depositors are residents in its primary market area.

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1996.

                                                                                                Certificates of
                                                                                                    Deposit
                                                                                                  (Dollars in
                                                                                                  Thousands)
                                                                                                ---------------
 MATURITY PERIOD
    Under three months . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   2,250
    Over three months through six months . . . . . . . . . . . . . . . . . . . . . . . .               4,722
    Over six months through twelve months . . . . . . . . . . . . . . . . . . . . . .                  5,362
    Over twelve months . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               4,162
                                                                                                   ---------
      Totals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  16,496
                                                                                                   =========

RETURN ON EQUITY AND ASSETS

         The following table sets forth the Bank's performance ratios for the periods indicated.

                                                                                             At December 31,
                                                                                          1996             1995
                                                                                        ------------------------
Return on average assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .           0.41%            0.91%
Return on average equity  . . . . . . . . . . . . . . . . . . . . . . . . . . .           3.78%            8.15%
Dividend payout ratio . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          57.82%           26.19%
Year-end equity to year-end total assets  . . . . . . . . . . . . . . . . . . .           9.64%           11.16%
Average interest-earning assets to average interest-bearing liabilities . . . .         117.51%          117.86%
Net yield on average interest-earning assets(1) . . . . . . . . . . . . . . . .           5.15%            5.26%
Non-interest expense to average assets  . . . . . . . . . . . . . . . . . . . .           4.56%            4.08%
Non-interest income to non-interest expenses  . . . . . . . . . . . . . . . . .         102.72%          118.29%
Non-performing loans and other real estate owned to average total assets(2) . .           3.23%            3.14%
Non-performing loans to total loans . . . . . . . . . . . . . . . . . . . . . .           2.21%            2.96%
Average equity to average total assets  . . . . . . . . . . . . . . . . . . . .          10.92%           11.18%
Allowance for credit losses to total loans  . . . . . . . . . . . . . . . . . .           1.24%            1.12%
Net charge-offs to average net loans  . . . . . . . . . . . . . . . . . . . . .           0.56%            0.13%

(1) Represents net interest income as a percentage of average total interest-bearing assets.
(2) Non-performing loans consist of non-accrual loans and loans contractually past due 90 days or more.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of funds are those generated by the Bank, proceeds received from the sale of the Company's securities, and from the Company's bank related activities. The Bank's principal sources of funds are deposits, principal and interest payments on loans, interest on investments and the sale of loans and investments. During 1996, the Bank received $27 million from deposit growth, and $6 million from the sale of loans. In addition, the Bank utilized these resources in the origination of $18 million in loans for its portfolio, and for the purchase of $20 million in investment securities.

         In accordance with risk capital guidelines issued by the Federal Reserve Board, the Company is required to maintain a minimum standard of total capital to weighted risk assets of 8%. Additionally, all national banks must maintain "core" or "Tier 1" capital of at least 4% of total assets. National banks operating at or near the 4% capital level are expected to have well-diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on and off balance sheet activities; and in general be considered strong banking organizations with a composite 1 rating under the CAMEL rating system for banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage requirement will be increased to up to 5% of total assets.

         The following table summarizes the capital ratios of the Company and the Bank at December 31, 1996.

CAPITAL REQUIREMENTS AT DECEMBER 31, 1996

                                                                                Company           Bank
                                                                                ------------------------
                                                                                     (In Thousands)
                                                                                ------------------------
RISK-BASED CAPITAL:
Tier I Capital
  Common shareholders' equity less intangible assets  . . . . . . . . . .       $ 16,824        $ 12,308

Tier II Capital
  Allowable allowance for credit loss . . . . . . . . . . . . . . . . . .          1,417           1,417
    Total capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 18,241        $ 13,725
                                                                                ========================
Risk-adjusted assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       $126,037        $124,113
                                                                                ========================
Risk-based capital ratios:
  Tier I capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13.35%          10.00%
  Total capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14.47%          11.06%
  Leverage ratio  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9.62%           7.79%

ACCOUNTING MATTERS

         Derivative Financial Instruments and Fair Value of Financial
Instruments: In October 1994, FASB issued Statement of Financial Accounting Standards (SFAS) No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Statement requires disclosures about derivative financial instruments-futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. It also amends existing requirements of SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS 107, "Disclosures about Fair Value of Financial Instruments." This Statement requires disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to SFAS No. 105 because they do not result in off-balance-sheet risk of accounting loss. It requires that a distinction be made between financial instruments held or issued for trading purposes (including dealing and other trading activities measured at fair value with gains and losses recognized in earnings) and financial instruments held or issued for purposes other than trading. SFAS No. 119 is effective for financial statements for fiscal years beginning after December 15, 1995 for all entities. As SFAS No. 119 relates only to disclosure issues, there was no impact on the financial position of the Company upon adoption.

         Impairment of Long-Lived Assets: SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," issued by the Financial Accounting Standards Board (FASB) in March 1995, was effective for the Company January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The adoption of SFAS No. 121 had no impact on the Company's financial statements.

         Mortgage Banking Activities: In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Right," (SFAS No. 122). SFAS No. 122 amends SFAS 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize an asset for rights to service mortgage loans for other regardless of the manner in which those servicing rights are acquired. It also requires an enterprise to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. In assessing impairment, mortgage servicing rights that are capitalized after the adoption of this Statement are stratified based on one or more of the predominant risk characteristics of the underlying loans. Impairment is then recognized through a valuation allowance for each impaired stratum. The Company no longer retains the servicing rights for mortgage loans sold. The adoption of SFAS No. 122, therefore, had no impact on the Company's financial statements.

         Stock-Based Compensation: In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which was effective for the Company beginning January 1, 1996. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation determined by an option pricing model utilizing various assumptions regarding the underlying attributes of the options and the Company's stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Practices Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The FASB encourages entities to adopt the fair value based method, but does not require the adoption of this method. For those entities that continue to apply APB 25, pro forma disclosure of the effects, if adopted, of SFAS No. 123 on net income and earning per share are required in the 1996 financial statements, if material. The Company has chosen to continue to apply APB 25 and, therefore, there was no impact on the December 31, 1996 consolidated financial position and consolidated results of operations for the year then ended.

         Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities: In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS No. 125) was issued. SFAS No. 125 provides accounting and reporting standards based on a control-oriented "financial-components" approach. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective on a prospective basis January 1, 1997. The Company does not anticipate that the adoption of the Statement will have a material impact on the Company's financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and related financial data concerning the Company presented in this Form 10-KSB have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

FEDERAL AND STATE TAXATION

         General. The Company and the Bank file a consolidated federal income tax return on a fiscal year basis. Consolidated returns have the effect of eliminating intercompany distributions, including dividends, from the computation of consolidated taxable income for the taxable year in which the distributions occur. Banks and bank holding companies are subject to federal and state income taxes in the same manner as other corporations. In accordance with an income tax sharing agreement, income tax charges or credits are allocated to the Company and the Bank on the basis of their respective taxable income or loss included in the consolidated income tax return.

         Federal Income Taxation. Although a Bank's income tax liability is determined under provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which is applicable to all taxpayers or corporations, Sections 581 through 597 of the Code apply specifically to financial institutions.

         The two primary areas in which the treatment of financial institutions differ from the treatment of other corporations under the Code are in the areas of bond gains and losses and bad debt deductions. Bond gains and losses generated from the sale or exchange of portfolio instruments are generally treated for financial institutions as ordinary gains and losses as opposed to capital gains and losses for other corporations, as the Code considers bond portfolios held by banks to be inventory in a trade or business rather than capital assets. Banks are allowed a statutory method for calculating a reserve for bad debt deductions. Based on the asset size of the Company, the Bank is permitted to maintain a bad debt reserve calculated on an experience method, based on charge-offs for the current and preceding five years, or a "grandfathered" base year reserve, if larger.

         State Taxation. The Bank files state income tax returns in Florida. Florida taxes banks under primarily the same provisions as other corporations. Generally, state taxable income is calculated under applicable Code sections with some modifications required by state law.

ITEM 7.   FINANCIAL STATEMENTS

          The financial statements of the Company, including the notes thereto and the report of the independent auditors thereon, are contained on pages F-1 through F-32 attached hereto as exhibits following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company and the Bank, their ages, and positions with the Company and Bank are set forth below.

    NAME                              AGE                            POSITION WITH COMPANY AND BANK(1)
    ----                              ---                            ---------------------------------
    Thomas R. Cronin, Sr.             58                    Chairman of the Board of Directors
    Michael P. Geml                   53                    President, Chief Executive Officer, and Director
    Robert C. Adamski                 50                    Director
    J. Keith Arnold                   37                    Director
    Andre D. Delmotte                 53                    Executive Vice President and Chief Credit Officer
                                                              of the Bank
    Joseph G. Howard                  42                    Director
    Jeffrey C. Ledward                44                    Treasurer of the Company and Director
    Robert E. McCormack               69                    Director
    James B. McMenamy                 58                    Director
    Nicholas J. Panicaro              44                    Chief Operating Officer and Executive Vice President of the
                                                              Bank, and Chief Financial
                                                              Officer and Director of the Company
    Harland F. Simonds, Jr.           54                    Director
    Stephen R. Zellner                54                    Secretary of the Company and Director
--------------

(1) Each of these individuals serve both the Company and the Bank in the same capacities as indicated above, except that: (a) Mr. Ledward also serves as treasurer of the Company, (b) Dr. Zellner also serves as secretary of the Company, and (c) Messrs. Panicaro and Delmotte serve only in those capacities specifically indicated above.

         All directors of the Company hold office until the earlier of the next annual meeting of shareholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Officers are elected annually by the Board of Directors to hold office until the earlier of their death, resignation, or removal.

         Set forth below is a description of the business experience during the past five years or more and other biographical information for the directors and executive officers of the Company.

         THOMAS R. CRONIN, SR. has been the Chairman of the Board of Directors of both the Company and the Bank since their inception. Mr. Cronin is chairman of the board of Flordeco, Inc., a real estate development company which he founded in 1973. He also is the Chairman of the Board, Secretary, and Treasurer of Investors Trust, Inc. a Florida corporation. Investors Trust, Inc. serves as a general partner for Flordeco, Ltd., a Florida real estate limited partnership which is currently engaged in a public offering of its limited partnership interests. From 1977 to 1982, Mr. Cronin was a director of Ellis Bank located in Fort Myers. He was a founder and an organizer of Commerce National Bank in Naples and served as a director until its merger in 1987 with First Union National Bank. He is a member of the Board of Trustees of the Southwest Florida Medical Center, an honorary member of the Board of Directors of the Fort Myers Chamber of Commerce and as a member of the Board of Directors of Basic American Medical Inc., a public company. Mr. Cronin also has served as the Chairman of the Fort Myers Property Owners Association and on a Blue

Ribbon Committee to build a governmental campus in downtown Fort Myers. He also is a past president of the Fort Myers YMCA and United Way.

         MICHAEL P. GEML has been the President, Chief Executive Officer, and a Director of both the Company and the Bank since their inception. Prior to assuming his current duties, Mr. Geml was a vice president of Citizens and Southern National Bank of Florida from 1986 to 1987 responsible for commercial lending activities in Lee County. From 1976 to 1986, Mr. Geml was a senior vice president of North First Bank, with commercial, retail and residential lending responsibilities, administrator of the loan department, and president of the Cape Coral Division of the North First Bank. From 1973 to 1975, Mr. Geml was employed by the First National Bank of Fort Myers with responsibilities in the credit card and installment loan department. Mr. Geml also has been a member of the Lee County Port Authority, Airport Special Management Committee since 1991. He is a member of the Lee County Industrial Authority, the 1993 Chairman of the Cape Coral Chamber of Commerce, and a member of the Citizens Advisory Board of Columbia/HCA Healthcare Corp.

         ROBERT C. ADAMSKI has been a Director of both the Company and the Bank since their inception. Since 1979, Mr. Adamski has engaged in a private law practice specializing in real estate, land use, business, estate planning, probate, and trusts. Mr. Adamski is a Partner in the law firm of Roosa, Sutton, McIver, Burandt and Adamski located in Cape Coral, Florida. He is a graduate of the University of New Haven and the J. Pressly Blake Law Center at Western New England College. From 1981 to 1984, Mr. Adamski served as City Attorney for the City of Cape Coral.

         J. KEITH ARNOLD has been a Director of the Company since June 1996. Since 1982, Mr. Arnold has served as the elected State Representative to the State of Florida House of Representatives. Mr. Arnold, since 1986, has been a broker salesman with Daltroff Investment Corp., a local real estate agency. Mr. Arnold is an organizing director and principal of Heritage Title Company which was formed in 1996. Since 1986, Mr. Arnold has served in the title insurance industry where he has worked for three national underwriters and presently is an organizing principal in The Alliance of America, a title insurance underwriter company, based in Tampa, Florida.

         ANDRE D. DELMOTTE has been an Executive Vice President and the Chief Credit Officer of the Bank since June 1996. From June 1992 to June 1996, Mr. Delmotte served as the Senior Vice President and Senior Lending Officer of the Bank, beginning his service with the Company as a Vice President in Commercial Lending in July 1991. From 1989 to 1991, Mr. Delmotte was the Senior Loan Officer and division head at First National Bank of Bonita Springs. From 1983 to 1989, he was a Senior Vice President and division head for Commercial Lending at BancFlorida which has since been acquired by First Union National Bank of Florida, N.A. Prior to 1983, Mr. Delmotte was a Vice President and Business Development Officer for Shawmut National Bank, now Fleet National Bank. Mr. Delmotte began his banking career at Fleet National Bank, Providence, Rhode Island.

         JOSEPH G. HOWARD has been a Director of both the Company and the Bank since their inception. Dr. Howard has been a family physician in the Fort Myers area since 1984. From 1981 to 1984 Dr. Howard was a family health and emergency room physician with the Holloman Air Force Base Hospital in New Mexico. Dr. Howard graduated from the University of Miami School of Medicine in 1980. He is a member of the American Medical Association, the Florida Medical Association, the Lee County Medical Society, the American College of Occupational Medicine, and the American Board of Forensic Medical Examiners.

         JEFFREY C. LEDWARD has been the Treasurer of the Company and a Director of both the Company and the Bank since their inception. Since 1981, Mr. Ledward has been president and sole owner of Jeffrey C. Ledward, P.A., a certified public accounting firm located in Fort Myers, Florida. His professional duties include tax return preparation, accounting and other responsibilities of certified public accounting. From 1978 to 1981, Mr. Ledward was employed by Holcher, Taylor and Company, a public accounting firm. From 1976 to 1978, Mr. Ledward was employed by Rachlin and Cohen, Certified Public Accountants. Mr. Ledward graduated from The University of South Florida in 1975, where he received a Bachelor's Degree in Accounting.

         ROBERT E. MCCORMACK has been a Director of both the Company and the Bank since their inception. Mr. McCormack, currently retired, has previously served as a consultant to the management of Quality Wholesale Distributors of Plantsville, Connecticut from 1984 until his retirement in 1989.

         JAMES B. MCMENAMY has been a Director of both the Company and the Bank since their inception. Since 1994, Mr. McMenamy has been a broker/salesman for Remax Realty Group, Commercial Division. From 1992 to 1994, he was employed by Keith Miller Investments specializing in land trust sales. From 1977 to 1990, Mr. McMenamy was a broker/salesman for Tropical Hut Realty, Inc., specializing in commercial and residential sales. He retired from the Federal Aviation Administration at Southwest Regional Airport where he was an Air Traffic Controller Supervisor from 1962 to 1988. Until 1988, he was the President and co-owner of Business Sources, Inc., a business sales firm that he co-founded in 1986. He is a member of the Fort Myers Board of Realtors.

         NICHOLAS J. PANICARO has been a Director of the Company and the Bank since June 1996, and has served as the Chief Financial Officer of the Company since June 1990. In June 1996, Mr. Panicaro also was named Chief Operating Officer and Executive Vice President of the Bank. From December 1988 to 1990, he served as the Senior Vice President and Cashier of the Bank. During the balance of 1988, Mr. Panicaro was Vice President and Cashier of Englewood Bank, Englewood, Florida, a state chartered de novo institution, and had investment, operations, and finance responsibilities. From 1984 to 1988, Mr. Panicaro was Vice President/Operations of Marine Bank of Monroe County, Florida, with responsibility for bookkeeping, proof and data processing. From 1977 to 1984, Mr. Panicaro was an Assistant Vice President/Operations for Gulfstream Banks, Boca Raton, Florida with responsibilities for bookkeeping, proof, and purchasing. From 1971-1977, he was employed by First State Bancorp of New Jersey in the data processing and operations department.

         HARLAND FRANK SIMONDS, JR., has been a Director of both the Company and the Bank since their inception. Since December 1989, Mr. Simonds has been a self-employed real estate investor/mortgage broker. From 1987 to 1989, he was employed as Branch Manager/Vice President of Qualifax Mortgage Company in
Fort Myers.   From 1986 to December 1987, he served as branch manager of
Financial Security Savings and Loan Association in Fort Myers where his responsibilities included business development, branch operations and personnel training and recruitment. From 1985 to 1986, Mr. Simonds was a branch manager with Commodore Financial Services until its merger with Financial Security Savings and Loan. From 1971 to 1985, Mr. Simonds was assistant vice president and branch manager for Stockton Whatley Davin & Company, a mortgage banking firm.

         STEPHEN R. ZELLNER has been the Secretary of the Company and a Director of both the Company and the Bank since their inception. Dr. Zellner has been a practicing medical doctor since 1974 and serves as a managing partner of Internal Medicine Associates, a 14 physician practice group located in Lee County, Florida. Since 1985, Dr. Zellner has been the President and owner of EPI-Systematics, Inc., an international computer software company based in Fort Myers, Florida. He served from 1980 to 1986 as a member of the board of directors of Ellis Bank located in Fort Myers and became an advisory director when that institution was purchased by NCNB of Florida, N.A. in 1986. Dr. Zellner is a graduate of the University of Florida and the University of Florida College of Medicine. Since 1977, he has been a member of the Board of Trustees of the Columbia Regional Medical Center, Southwest Florida, serving as secretary of it and its predecessor since 1985, and Chairman of the Board since 1994.

DIRECTOR MEETINGS AND COMMITTEES

         The Board of Directors of the Company held a total of five regular meetings and five special meetings during 1996. Each of the directors attended at least 75% of the total number of meetings of the Board of Directors and the committees during the period for which each director served on the Board of the Directors or held such committee position.

         The Audit Committee of the Board of Directors met once during 1996 with representatives of the Company's independent accountants. In addition to recommending the selection of independent auditors each year, the Audit Committee reviews the activities of the subsidiary Bank's examining committees, the audit plan and scope of work of the independent accountants, the results of the annual audit and the limited review of the quarterly financial information, the recommendations of the independent accountants with respect to internal controls and accounting procedures, and any other matters that it deems appropriate. Messrs. Geml, Panicaro, McCormack, Simmonds, and Adamski are the current members of the Audit Committee.

         The Board of Directors of the Company presently does not have a standing nominating or compensation committee, or any other committees performing similar functions. Through the date of this proxy statement, all of those functions normally performed by such committees have been carried out by the full Board of Directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Under Section 16(a) of the Exchange Act of 1934, as amended ("Exchange Act"), all executive officers, directors and persons who are the beneficial owner of more than 10% of the common stock of a company which files reports pursuant to Section 12 of the Exchange Act are required to report the ownership of such common stock, options, and stock appreciation rights and any changes in that ownership with the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during 1996. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Common Shares, except for the failure of Mr. Arnold to timely file his Form 3 upon being appointed to the Company's Board of Directors in June 1996 and to timely file a Form 4 to reflect his purchase of 1,000 Common Shares in July 1996. In making this statement, the Company has relied on copies of the reporting forms received by it or on the written representations from certain reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) were required to be filed under applicable rules of the SEC.


ITEM 10.    EXECUTIVE COMPENSATION


                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the cash and non-cash compensation paid to or accrued for the Company's Chief Executive Officer during the last three fiscal years. There was no other executive officers of the Company or the Bank whose compensation exceeded $100,000 for the periods indicated.

                           SUMMARY COMPENSATION TABLE

                                                                  LONG TERM COMPENSATION
                                                                  ----------------------
                                                                          AWARDS
                             ANNUAL COMPENSATION                    ---------------------
                             -------------------                    SECURITIES UNDERLYING         ALL OTHER
    NAME AND             YEAR     SALARY           BONUS                 OPTIONS/SAR             COMPENSATION
 PRINCIPAL OCCUPATION    ($)        ($)             ($)                      ($)                    ($)(1)
 ---------------------   ----     --------        -------           ----------------------       ------------

 Michael P. Geml,        1996     $118,000        $10,000                   -0-                        $3,615
    President and        1995     $109,000        $ 5,000                   639 (2)(3)                 $3,092
    Chief Executive      1994     $106,000            0                   1,205 (2)(3)                 $3,000
    Officer
-----------

(1) Includes contributions of $3,615, $3,092, and $3,000 to 401(k) Plan for the benefit of Mr. Geml in 1996, 1995, and 1994, respectively. In 1996, 1995, and 1994, respectively, Mr. Geml deferred approximately $6,000, $6,000 and $6,000 of his salary for the purpose of purchasing a life insurance contract. The owner and beneficiary of the life insurance policy is the Bank and the cash surrender value is recorded by the Bank.
(2) One stock appreciation right ("SAR") was granted for every 2.5 shares subject to these stock option awards, for an aggregate of 737 SARs at full vesting.
(3) Each SAR referenced in this table was awarded concurrently and in tandem with the grant of each option, and entitles the holder to receive the excess of the fair market value of the common shares on the exercise date less the option price per share of the related option pursuant to which the SAR was granted. The total appreciation is payable in cash, but only in conjunction with the exercise of the related stock option.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS YEAR-END VALUES

         During the fiscal year ended December 31, 1996, no stock options or SARs were granted to, or exercised by, the executive officers covered by the Summary Compensation Table. In addition, of December 31, 1996, the Company did not have any long term incentive plans nor had it awarded any restricted stock. The following table reflects the number of stock options (including warrants) and SARs held at the end of the year, and the realizable gain of the stock options (including warrants) and SARs that are "in-the-money". The in-the-money stock options and SARs are those with exercise prices that are below the year-end stock price because the stock value grew since the date of the grant.

                       FISCAL YEAR-END OPTIONS/SAR VALUES

                              NUMBER OF SECURITIES UNDERLYING               VALUE OF UNEXERCISED IN-THE-MONEY
                         UNEXERCISED OPTIONS/SARS AT FISCAL YEAR END        OPTIONS/SARS AT FISCAL YEAR END (1)
                         -------------------------------------------        -----------------------------------
                          EXERCISABLE                UNEXERCISABLE           EXERCISABLE           UNEXERCISABLE
          NAME                (#)                        (#)                     ($)                   ($)
       ----------        -------------               -------------           -----------           ------------
     Michael P. Geml        24,042 (2)                  622 (3)                $211,741             $5,315 (4)

---------------

(1) Based upon the closing price of the Common Shares as quoted by NASDAQ-NMS on December 31, 1996 of $18.125 per share.
(2) Includes 488 SARs awarded concurrently and in tandem therewith. SARs are payable in cash only and must be exercised in conjunction with the exercise of the related stock option.
(3)      Includes 249 SARs awarded concurrently and in tandem therewith.
(4)      Includes 249 SARs awarded concurrently and in tandem therewith.

EMPLOYMENT AGREEMENTS

         The Company and the Bank entered into an employment agreement with Mr. Geml effective on January 1, 1994 which provides for his employment for a term of three years and for an annual base salary of not less than $106,000. Performance bonuses also shall be paid if the Bank achieves certain targets with respect to projected yearly returns on assets. On November 7, 1996, the Board of Directors extended Mr. Geml's employment agreement through December 31, 1999.

         The Bank also has entered into Severance Pay Agreements with Messrs. Geml, Panicaro, and Delmotte. Under the terms of these agreements, if the employment of any of these individuals is terminated under certain specified conditions during the three year period following a "change of control", as that term is defined therein, such employee will be entitled to receive severance payments. Messrs. Geml and Panicaro would be entitled to an amount equal to two times his annual regular compensation (excluding bonuses) as in effect immediately prior to such change of control and Mr. Delmotte would be entitled to an amount equal to one times his annual regular compensation (excluding bonuses) as in effect immediately prior to such change of control. Such severance payments shall be paid in equal monthly installments.

DIRECTOR FEES

         During 1996, each officer and director of the Company received a fee of $500 for each meeting of the Company's Board of Directors that they attended. No separate fees or other compensation are paid for attendance at any committee meeting. In addition, the Bank holds monthly meetings of its Board of Directors for which each non-employee director receives a $500 fee for each such meeting that they attend.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Shares as of January 31, 1996, by (i) each person known to the Company to own beneficially more than 5% of its outstanding Common Shares, (ii) each director and executive officer of the Company who is named in the Summary Compensation Table, and (iii) all executive officers and directors of the Company as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all Common Shares owned by them.

                                                                                        CURRENT BENEFICIAL OWNERSHIP
                                                                                   --------------------------------------
                                                                                   NUMBER                      PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                        OF SHARES (2)                OF CLASS (3)
----------------------------------------                                        -------------                ------------
DIRECTORS AND CERTAIN EXECUTIVE OFFICERS
Thomas R. Cronin  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    139,197  (4)(5)                    8.76%
   3591 Fowler Street
   Fort Myers, Florida   33901
Robert E. McCormack . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   45,088     (6)                    2.88%
   2055 S.E. 27th Terrace
   Cape Coral, Florida   33904
Stephen R. Zellner  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34,872     (7)                    2.24%
   2675 Winkler Avenue
   Fort Myers, Florida   33901
Michael P. Geml . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34,268     (8)                    2.18%
Joseph G. Howard  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25,583     (7)                    1.64%
   12995 S. Cleveland Avenue
   Fort Myers, Florida 33907
James B. McMenamy . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24,763     (7)                    1.59%
   8311 Arborfield Ct.
   Fort Myers, Florida 33912



Harland Frank Simonds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23,323     (7)                    1.50%
   P.O. Box 151085
   Cape Coral, Florida 33915
Robert C. Adamski . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22,111     (7)                    1.42%
   2724 Del Prado Boulevard, S.
   Suite 201
   Cape Coral, Florida 33904
Jeffrey C. Ledward  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21,210     (7)                    1.36%
   6249 Presidential Court, Suite B
   Fort Myers, Florida 33919
Nicholas J. Panicaro  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,916                             *
J. Keith Arnold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,000     (8)                     *
   14101 River Road
   Fort Myers, FL  33904

DIRECTORS AND OFFICERS
All Directors and Officers as a group (12 persons)  . . . . . . . . . . . . . .  382,110    (10)                   22.49%

--------------

  *   Less than 1%
 (1) The business address for Messrs. Geml and Panicaro is 2724 Del Prado Boulevard South, Cape Coral, Florida 33904.
 (2) In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership with sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
 (3) In calculating the percentage ownership for a given individual or group, the number of Common Shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
 (4)  Includes currently exercisable warrants to purchase 44,110 Common Shares.
 (5) Includes 34,820 Common Shares owned beneficially and of record by CSL&G Development, Ltd., a Florida limited partnership. Mr. Cronin serves as the managing partner of the general partnership of CSL&G Development, Ltd. and by reason of his position, Mr. Cronin may be deemed the beneficial owner of those Common Shares held by CSL&G Development, Ltd.
 (6)  Includes currently exercisable warrants to purchase 22,110 Common Shares.
 (7) Includes currently exercisable warrants held by each person indicated above to purchase 11,110 Common Shares.
 (8) Includes currently exercisable warrants to purchase 6,820 Common Shares and 11,722 currently exercisable options granted under the Company's ISO Plan to purchase Common Shares, and 330 shares held as custodian for his mother-in-law.
( 9)  Includes currently exercisable options to purchase 2,916 Common Shares.
(10) Includes 154,838 Common Shares which may be acquired by such officers and directors within 60 days upon the exercise of warrants and options held by them.


ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The Bank has had various loan and other banking transactions in the ordinary course of business with the directors, executive officers, and principal shareholders of the Bank and the Company (or an associate of such person). All such transactions: (i) have been and will be made in the ordinary course of business; (ii) have been and will be made on substantially the same terms, including interest rates and collateral on loans, as those more prevailing at the time for comparable transactions with unrelated persons; and
(iii) in the opinion of management do not and will not involve more than the normal risk of collectability or present other unfavorable features. At December 31, 1996 and 1995, the total dollar amount of extensions of credit to directors and executive officers identified above and principal Shareholders of the Company identified below, and any of their associates (excluding extensions of credit which were less than $60,000 to any one such person and their associates) were $1,098,000 and $884,523, respectively, which represented approximately 6.5% and 5.4%, respectively, of total shareholders' equity.

         Outside of normal customer relationships, none of the directors or officers of the Company, and no shareholders holding over 5% of the Company's Common Shares and no corporations or firms with which such persons or entities are associated, currently maintains or has maintained since the beginning of the last fiscal year, any significant business or personal relationship with the Company or the Bank, other than such as arises by virtue of such position or ownership interest in the Company or the Bank.


ITEM 13.         EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS

       3.1   --  Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the
                 Company's Registration Statement on Form S-18 (Registration No. 33-19069-A) previously filed with the
                 Commission.

       3.2   --  Articles of Amendment to the Articles of Incorporation, incorporated by reference herein to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (Registration No. 33-59954) previously filed with the Commission.

       3.3   --  By-Laws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company's Registration
                 Statement on Form S-18 (Registration No. 33-19069-A) and previously filed with the Commission.

       4.1   --  See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of Incorporation, as amended and the By-
                 Laws of the Company defining the rights of holders of the Company's Common Shares.

       4.2   --  Form of Warrant dated December 17, 1993 issued to certain directors of the Company, incorporated by reference herein to Exhibit 4.2 of the Company's Form 10-KSB for the fiscal year ended December 31,
                 1993 previously filed with the Commission.

      10.1   --  Commercial Lease, dated July 22, 1992, by and between Founders National Trust Bank and the Bank for lease of the Fort Myers branch office location, incorporated herein by reference to Exhibit 10.1 of the
                 Company's Registration Statement on Form SB-2 (Registration No. 33-59954) previously filed with the
                 Commission.

      10.2   --  Lease, dated January 1, 1996, by and between First National Bank of Southwest Florida and West Coast
                 Bancorp, Inc. for lease of Trafalgar Branch office location, incorporated herein by reference to
                 Exhibit 10.2 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995 previously filed with the Commission.

      10.3   --  Lease, dated February 1, 1995, by and between First National Bank of Southwest Florida and Devic
                 Rentals for lease of the residential mortgage loan department location, incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995 previously filed with the Commission.

      10.4   --  Employee Incentive Stock Option Plan, dated December 16, 1987, incorporated herein by reference to
                 Exhibit 4.2 of the Company's Registration Statement on Form S-18 (Registration No. 33-19069-A)
                 previously filed with the Commission.


      10.5   --  Nonstatutory Stock Option Plan with Stock Appreciation Rights, adopted March 19, 1992, and Form of
                 Nonstatutory Stock Option Plan Agreement, incorporated herein by reference to Exhibit 10.3 of the
                 Company's Registration Statement on Form SB-2 (Registration No. 33-59954) previously filed with the
                 Commission.

      10.6   --  Data Processing Service Agreement, dated October 20, 1993, by and between the Bank and First Integrated
                 Systems (effective February 20,1994) incorporated herein by reference to Exhibit 10.4 of the Company's
                 Form 10-KSB for the fiscal year ended December 31, 1994 previously filed with the Commission.

      10.7   --  Employment Agreement, dated January 1, 1994, by and among the Company, the Bank and Michael P. Geml,
                 President of the Company and the Bank incorporated herein by reference to Exhibit 10.5 of the Company's
                 Form 10-KSB for the fiscal year ended December 31, 1993 previously filed with the Commission.

     *10.8   --  Employment Extension Agreement, dated November 7, 1996, by and among the Company, the Bank, and Michael
                 P. Geml, President of the Company and the Bank.

     *10.9   --  Severance Pay Agreement by and between the Bank and Nicholas J. Panicaro.

     *10.10  --  Severance Pay Agreement by and between the Bank and Andre D. Delmotte.

      21.1   --  Subsidiaries of the Company, incorporated herein by reference to Exhibit 22 of the Company's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1988 previously filed with the Commission.

     *23.1   --  Consent of Coopers & Lybrand L.L.P.

     *27.1   --  Financial Data Schedule (for SEC use only).

 -------------------------

         *  Exhibit filed herewith.


         (B)     REPORTS ON FORM 8-K

                 A Current Report on Form 8-K was filed on December 2, 1996 pursuant to Item 5 thereof to report the execution of a definitive Agreement and Plan of Merger, dated November 15, 1996, by and between West Coast Bancorp, Inc, F.N.B. Corporation, and Southwest Banks, Inc. pursuant to which West Coast Bancorp, Inc. will be merged with and into Southwest Banks, Inc., a wholly-owned subsidiary of F.N.B. Corporation.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WEST COAST BANCORP, INC.


Date:  February 25, 1996                By:      /s/ Michael P. Geml
                                            --------------------------------
                                            Michael P. Geml
                                            President and Chief Executive
                                            Officer

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                                 TITLE                                            DATE
         ---------                                 -----                                            ----
/s/ Thomas R. Cronin                            Chairman of the Board                           February 25, 1997
-------------------------------------------
          Thomas R. Cronin


/s/ Michael P. Geml                             President, Chief Executive Officer and          February 25, 1997
-------------------------------------------     Director (Principal Executive Officer)
  Michael P. Geml

___________________________________________     Director                                        February 25, 1997
        Robert C. Adamski


/s/ J. Keith Arnold                             Director                                        February 25, 1997
-------------------------------------------
        J. Keith Arnold


___________________________________________     Director                                        February 25, 1997
        Joseph G. Howard


/s/ Jeffrey C. Ledward                          Principal Accounting Officer and Director       February 25, 1997
-------------------------------------------
        Jeffrey C. Ledward


/s/ Robert E. McCormack                         Director                                        February 25, 1997
-------------------------------------------
        Robert E. McCormack


/s/ James B. McMenamy                           Director                                        February 25, 1997
-------------------------------------------
        James B. McMenamy


/s/ Nicholas J. Panicaro                        Chief Financial Officer and Director            February 25, 1997
-------------------------------------------     (Principal Financial Officer)
        Nicholas J. Panicaro

/s/ Harland F. Simonds, Jr.                     Director                                        February 25, 1997
-------------------------------------------
        Harland F. Simonds, Jr.


/s/ Stephen R. Zellner                          Director                                        February 25, 1997
-------------------------------------------
        Stephen R. Zellner

_________________
*

                   WEST COAST BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS,
               TOGETHER WITH REPORT OF INDEPENDENT ACCOUNTANTS

            AT AND FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                              TABLE OF CONTENTS

                                                                   PAGES

  Report of Independent Accountants                                  F-1

  Consolidated Financial Statements:

   Consolidated Balance Sheets                                       F-2

   Consolidated Statements of Income                                 F-3

   Consolidated Statements of Changes in Shareholders' Equity        F-4

   Consolidated Statements of Cash Flows                             F-5

   Notes to Consolidated Financial Statements                        F-7 to F-32

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
West Coast Bancorp, Inc. and Subsidiary
Cape Coral, Florida

We have audited the accompanying consolidated balance sheets of West Coast Bancorp, Inc. and Subsidiary at December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of West Coast Bancorp, Inc. and Subsidiary at December 31, 1996 and 1995, and the consolidated statements of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

FORT MYERS, FLORIDA
JANUARY 24, 1997

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 1996 and 1995

                                                       ASSETS                          1996                   1995
Cash and due from banks                                                          $   12,440,471         $    6,725,460
Federal funds sold                                                                      200,000              2,965,000
Interest-bearing deposits in other banks                                                      0                250,000
Mortgage loans held for sale                                                                  0              5,866,318
Investment securities available for sale                                             17,236,970              7,821,017
Mortgage-backed securities available for sale                                         4,272,688              4,390,536
Investment securities held to maturity (aggregate fair values of
    $17,014,486 in 1996 and $13,799,181 in 1995)                                     16,892,633             13,680,277
Loans (net of allowances for credit losses and deferred loan fees of
    $1,809,766 in 1996 and $1,506,559 in 1995)                                      112,291,680             98,082,748
Premises and equipment, net                                                           5,656,680              3,650,483
Other assets                                                                          4,638,610              3,781,331
                                                                                 --------------         --------------
    Total assets                                                                 $  173,629,732         $  147,213,170
                                                                                 ==============         ==============


          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
 Deposits                                                                        $  156,437,462         $  129,205,191
 Long-term borrowings                                                                         0              1,028,846
 Other liabilities                                                                      460,027                551,589
                                                                                 --------------         --------------
    Total liabilities                                                               156,897,489            130,785,626
                                                                                 --------------         --------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS' EQUITY
 Preferred stock, $1.00 par value, 2,500,000 shares
     authorized, no shares issued and outstanding                                             0                      0
 Common stock, $1.00 par value, 7,500,000 shares authorized,
      1,544,466 and 1,540,066 shares issued and outstanding
     at December 31, 1996 and 1995, respectively                                      1,544,466              1,540,066
 Additional paid-in capital                                                          12,815,385             12,775,695
 Unrealized holding loss on investment securities available
       for sale, net                                                                    (91,992)               (82,407)
 Retained earnings                                                                    2,464,384              2,194,190
                                                                                 --------------         --------------

    Total shareholders' equity                                                       16,732,243             16,427,544
                                                                                 --------------         --------------
    Total liabilities and shareholders' equity                                   $  173,629,732         $  147,213,170
                                                                                 ==============         ==============



  The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
years ended December 31, 1996 and 1995


                                                                                      1996                     1995
Interest income
 Interest on loans                                                               $   10,594,855          $   9,937,976
 Interest on investment securities, taxable                                             984,656                947,583
 Interest on mortgage-backed securities, taxable                                        265,969                272,408
 Interest on investment securities, nontaxable                                          333,566                192,272
 Other interest income                                                                  366,425                421,465
                                                                                 --------------         --------------
    Total interest income                                                            12,545,471             11,771,704
                                                                                 --------------         --------------

Interest expense
 Deposits                                                                             5,234,805              4,886,450
 Borrowings                                                                              40,711                 55,299
                                                                                 --------------         --------------
    Total interest expense                                                            5,275,516              4,941,749
                                                                                 --------------         --------------
    Net interest income                                                               7,269,955              6,829,955

Provision for credit losses                                                             877,384                442,727
                                                                                 --------------         --------------
    Net interest income after provision for credit losses                             6,392,571              6,387,228
                                                                                 --------------         --------------
Other operating income
 Mortgage loan servicing fee                                                              6,031                118,838
 Service charges and other fees                                                         997,784                655,889
 Gain (loss) on sale of securities                                                           62                (36,347)
 Gain on sale of loan servicing                                                         209,227                251,631
 Gain on sale of loans                                                                  346,577                243,729
 Gain on sale of property                                                                     0                263,965
                                                                                 --------------         --------------
    Total other operating income                                                      1,559,681              1,497,705
                                                                                 --------------         --------------
Other operating expenses                                                              7,077,711              5,774,067
                                                                                 --------------         --------------
    Income before income taxes                                                          874,541              2,110,866

Provision for income taxes                                                              233,939                822,000
                                                                                 --------------         --------------
    Net income                                                                   $      640,602         $    1,288,866
                                                                                 ==============         ==============

Earnings per share
 Net income per share                                                            $          .41         $          .84
                                                                                 ==============         ==============

Weighted average number of shares outstanding                                         1,543,937              1,535,809
                                                                                 ==============         ==============



  The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY years ended December 31, 1996 and 1995



                                                                                         UNREALIZED
                                                                                           HOLDING
                                                                                           LOSS ON
                                                 COMMON STOCK             ADDITIONAL     SECURITIES                      TOTAL
                                            ------------------------       PAID-IN        AVAILABLE      RETAINED     SHAREHOLDERS'
                                              SHARES      PAR VALUE        CAPITAL      FOR SALE, NET    EARNINGS        EQUITY
                                            ----------   -----------    ------------   --------------  ------------    ------------
Balances, December 31, 1994                  1,531,753   $151,531,753   $ 12,709,997   $   (409,511)   $  1,243,285    $ 15,075,524

Stock options for  8,313 shares
    exercised at $9.75 - $11.50 per
    share less stock appreciation
    rights                                       8,313          8,313         53,395              0               0          61,708

Stock appreciation rights to management
    exercised                                        0              0         12,303              0               0          12,303

Cash dividends paid                                  0              0              0              0        (337,961)        337,961

Change in unrealized holding loss on
    securities available for sale, net               0              0              0        327,104               0         327,104

Net income                                           0              0              0              0       1,288,866       1,288,866
                                             ---------   ------------   ------------   ------------    ------------    ------------

Balances, December 31, 1995                  1,540,066      1,540,066     12,775,695         82,407       2,194,190      16,427,544


Stock options for 4,400 shares
    exercised at $9.75 - $11.50 per
    share less stock appreciation
    rights                                       4,400          4,400         39,690              0               0          44,090

Cash dividends paid                                  0              0              0              0        (370,408)        370,408

Change in unrealized holding loss on
    securities available for sale, net               0              0              0         (9,585)              0           9,585

Net income                                           0              0              0              0         640,602         640,602
                                             ---------   ------------   ------------   ------------    ------------    ------------

Balances, December 31, 1996                  1,544,466   $  1,544,466   $ 12,815,385   $     91,992    $  2,464,384    $ 16,732,243
                                             =========   ============   ============   ============    ============    ============




  The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
years ended December 31, 1996 and 1995

                                                                                       1996                   1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Interest received                                                               $   12,541,110         $   11,408,501
 Service charges and fees                                                             1,095,122                799,543
 Interest paid                                                                       (5,231,335)            (4,913,129)
 Proceeds from loans sold                                                             6,212,895             12,608,156
 Originations of loans held for sale                                                          0            (13,301,678)
 Proceeds from sale of loan servicing                                                   209,227                251,631
 Cash paid to suppliers and employees                                                (6,230,931)            (5,105,836)
 Income taxes paid                                                                     (617,500)              (808,000)
                                                                                 --------------         --------------
       Net cash provided by operating activities                                      7,978,588                939,188
                                                                                 --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securities                                                  (20,466,918)           (11,877,676)
 Purchase of mortgage-backed securities                                                (497,438)                     0
 Proceeds from the sale of investment securities                                            119                508,962
 Proceeds from principal reduction of investment securities                              52,778                 80,556
 Proceeds from principal reductions of mortgage-backed securities                       596,199                158,597
 Proceeds from the sale of premises and equipment                                             0              1,305,730
 Proceeds from maturities of investment securities                                    7,880,477              7,655,000
 Purchase of interest-bearing deposits in other banks                                         0               (250,000)
 Proceeds from maturities of interest-bearing deposits
 Purchase of investment securities
       in other banks                                                                   250,000                250,000
 Net loans to customers                                                             (17,995,929)           (14,110,859)
 Net proceeds from the sale of other real estate owned
 Proceeds from sale of equipment                                                      1,818,283                166,503
 Acquisition of premises and equipment
 Net loans to customers                                                              (2,584,529)            (1,264,888)
 Recoveries on loans previously charged off                                              41,274                 48,371
                                                                                 --------------         --------------
       Net cash used in investing activities                                        (30,905,684)           (17,329,704)
                                                                                 --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits, NOW, money market
       and savings accounts                                                          20,069,687               (594,699)
 Net increase in certificates of deposit                                              7,162,584              7,731,514
 Proceeds from borrowings                                                                     0              1,000,000
 Repayment of borrowings                                                             (1,028,846)            (1,068,207)
 Cash dividends paid                                                                   (370,408)              (337,961)
 Proceeds from sale of common stock                                                      44,090                 74,011
                                                                                 --------------         --------------
       Net cash provided by financing activities                                     25,877,107              6,804,658
                                                                                 --------------         --------------
       Net increase (decrease) in cash and cash equivalents                           2,950,011             (9,585,858)

       Cash and cash equivalents at beginning of year                                 9,690,460             19,276,318
                                                                                 --------------         --------------
       Cash and cash equivalents at end of year                                  $   12,640,471         $    9,690,460
                                                                                 ==============         ==============

                                  (continued)

  The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
years ended December 31, 1996 and 1995
(continued)

                                                                                     1996                     1995
  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
      BY OPERATING ACTIVITIES:
Net income                                                                       $      640,602         $    1,288,866
                                                                                 --------------         --------------

Adjustments to reconcile net income to net cash provided by
      operating activities:
   Depreciation                                                                         578,332                423,972
   Prepaid income taxes                                                                (376,000)              (130,000)
   Net amortization (accretion) on investment securities                                (86,841)                 4,913
   Net accretion of discount on mortgage-backed securities                               (3,298)                (2,590)
   Provision for credit losses                                                          877,384                442,727
   Provision for valuation allowance on other real estate owned                         664,262                100,000
   Increase in net deferred loan fees                                                       651                 69,743
   (Gain) loss on sale of securities                                                        (62)                36,347
   Gain on sale of loans                                                                 46,577)              (243,729)
   Loss on sale of other real estate owned                                               50,107                 20,506
   Decrease (increase) in loans held for sale                                         5,866,318               (769,440)
   (Increase) decrease in other assets                                                   87,299               (502,851)
   Increase in other liabilities                                                         26,411                200,724
                                                                                 --------------         --------------

      Total adjustments                                                               7,337,986               (349,678)
                                                                                 --------------         --------------
      Net cash provided by operating activities                                  $    7,978,588         $      939,188
                                                                                 ==============         ==============

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

   The Company acquired other real estate owned in satisfaction of loans receivable in the amount of $3,312,360 and $751,053 during 1996 and 1995, respectively.

  The accompanying notes are an integral part of these financial statements.

WEST COAST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION:

    West Coast Bancorp, Inc. (Company) was incorporated on December 11, 1987, for the purpose of forming the First National Bank of Southwest Florida
    (Bank), a wholly-owned subsidiary, and to conduct business as a bank holding company in the State of Florida. The Bank received all required regulatory approvals and opened for business on February 3, 1989. The Bank is chartered as a national banking institution.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The accounting and reporting policies of the Company and the Bank conform to generally accepted accounting principles and to general practice within the banking industry. Following is a description of the more significant of those policies:

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank of Southwest Florida, collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated.

    INVESTMENT SECURITIES: Investment securities are classified in the following categories:

      HELD TO MATURITY - Securities that management has the intent and the Company has the ability at the time of purchase to hold until maturity are classified as securities held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the effective interest method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statement of operations.

      AVAILABLE FOR SALE - Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Assets included in this category are those assets that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk changes. Securities available for sale are recorded at fair value. Both unrealized holding gains and losses on securities available for sale, net of taxes, are included as a separate component of shareholders' equity in the consolidated balance sheets until these gains or losses are realized. The cost of investment securities sold is determined by the specific identification method. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statement of operations.

    INVESTMENT SECURITIES, CONTINUED

      TRADING SECURITIES - Securities that are held principally for the purpose of selling in the near future are classified as trading securities.
      These securities are recorded at fair value. Both unrealized gains and losses are included in the consolidated statement of operations. The Company had no securities classified as trading securities at December 31, 1996 or 1995.

    Gains or losses on the disposition of investment securities are recognized using the specific identification method.

    LOANS: Loans are carried at the principal amount outstanding, net of deferred loan fees. Interest is accrued on a simple-interest basis. Loan origination and commitment fees and certain direct loan origination costs are deferred. For portfolio loans, net deferred loan fees are amortized to interest income using the interest method over the life of the related loan. Net deferred loan fees on loans held for sale are reversed at time of sale.

    ALLOWANCE FOR CREDIT LOSSES: The allowance for credit losses is periodically evaluated by the Company in order to maintain the allowance at a level that management believes will be sufficient to absorb probable credit losses. Ultimate losses may vary from the current estimates and any adjustments, as they become necessary, are reported in earnings in the periods in which they become known. Management's evaluation of the adequacy of the allowance is based on a review of the Company's historical loss experience, known and inherent risks in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local
    economies are also considered.    Accrual of interest is discontinued on a
    loan, including impaired loans, when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. Classification of a loan as nonaccrual is not necessarily indicative of a potential loss of principal. Collections of interest and principal on nonaccrual loans are generally applied as a reduction to principal outstanding.

    The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for credit losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

    When a loan or portion of a loan, including an impaired loan, is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

    INCOME RECOGNITION ON IMPAIRED AND NONACCRUAL LOANS: Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

    Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance (generally a minimum of six months) by the borrower, in accordance with the contractual terms of interest and principal.

    While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for credit losses until prior charge-offs have been fully recovered.

    RESTRUCTURED LOANS: Loans are considered troubled debt restructurings if, for economic or legal reasons, a concession has been granted to the borrower related to the borrower's financial difficulties that the Company would not have otherwise considered. The Company has restructured certain loans in instances where a determination was made that greater economic value will be realized under new terms than through foreclosure, liquidation, or other disposition. The terms of the renegotiation generally involve some or all of the following characteristics: a reduction in the interest pay rate to reflect actual operating income, an extension of the loan maturity date to allow time for stabilization of operating income, and partial forgiveness of principal and interest.

    RESTRUCTURED LOANS, CONTINUED

    The carrying value of a restructured loan is reduced by the fair value of any assets or equity interest received. In addition, if the present value of future cash receipts required under the new terms does not equal the recorded investment in the loan at the time of restructuring the carrying value would be further reduced by a charge to the allowance. Prior to demonstrating performance, the Company classifies impaired restructured loans as nonaccrual. The accrual of interest resumes when such loans can demonstrate performance, generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms, or by the presence of other significant factors. In addition, at the time of restructuring loans are generally classified as impaired. A restructured loan that is not impaired based on the restructured terms and that has a stated interest rate greater than or equal to a market interest rate at the date of the restructuring is reclassified as unimpaired in the year immediately following the year it was disclosed as restructured. The Company had no loans classified as restructured loans at December 31, 1996 or 1995.

    MORTGAGE LOAN ADMINISTRATION: The Company originates and sells real estate mortgage loans in the secondary market. Loans originated pending sale are classified as loans held for sale. Such loans are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements, calculated on the aggregate loan basis. The majority of loans sold are subject to recourse provisions relating to documentation deficiencies only, which the Company may correct. Gains or losses resulting from sales are recognized in the period the sale occurs, as the recourse provisions are not considered to significantly affect the earnings process.

    The Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," (SFAS No. 122) effective January 1, 1996, which requires the Company to recognize an asset for rights to service mortgage loans for others regardless of the manner in which those servicing rights are acquired. It also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights.

    The Company has not retained the servicing for its sold mortgage loans. Therefore, the Company does not have mortgage servicing rights related to loans for the fiscal year ended December 31, 1996.

    OTHER REAL ESTATE OWNED: Other real estate owned includes properties acquired through foreclosure or acceptance of deeds in lieu of foreclosure. These properties are recorded on the dates acquired at the lower of fair value minus estimated costs to sell or the recorded investment in the related loan. If the fair value minus estimated costs to sell the property acquired is less than the recorded investment in the related loan, the resulting loss is charged to the allowance for credit losses. The resulting carrying value established at the date of foreclosure becomes the new cost basis for subsequent accounting. After foreclosure, if the fair value minus estimated costs to sell the property becomes less than its cost, the deficiency is charged to the provision for losses on other real estate owned. Costs relating to the development and improvement of the property are capitalized, whereas those relating to holding the property for sale are charged to expense.

    The amount of other real estate owned included in other assets was approximately $2,521,000 and $1,392,000 at December 31, 1996 and 1995,
    respectively. These amounts are net of allowances for losses on other real estate owned of $631,000 and $140,000 at December 31, 1996 and 1995, respectively.

    PREMISES AND EQUIPMENT: Land is stated at cost. The remaining premises and equipment are stated at net depreciated cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Major improvements and betterments of property are capitalized. Maintenance, repairs and minor improvements are expensed as incurred. Upon retirement or other disposition of the assets, the applicable net depreciated cost is removed from the accounts and any gains or losses are included in earnings.

    INCOME TAXES: The Company and its banking subsidiary file consolidated income tax returns. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    EARNINGS PER SHARE: Earnings per share have been computed by dividing net income by the weighted average number of shares outstanding each year. Common stock equivalents in the form of outstanding stock options and warrants are not included due to the immaterial impact on dilution of earnings per share.

    STATEMENT OF CASH FLOWS: For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from banks and federal funds sold. Federal funds are generally acquired and held for one-day periods.

    RECLASSIFICATIONS: Certain amounts in the 1995 financial statements have been reclassified to conform to current year presentation. Such reclassifications had no impact on total assets, equity, net income or total cash flows of the Company.

3.  INVESTMENT AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE:

    A summary of investment and mortgage-backed securities available for sale is as follows:

                                                 DECEMBER 31, 1996
                               ---------------------------------------------------
                                              GROSS        GROSS
                                 AMORTIZED  UNREALIZED   UNREALIZED       FAIR
                                   COST       GAINS        LOSSES         VALUE
                               -----------   -------     ---------     -----------
    Investment securities      $17,274,970   $ 2,973     $ (40,973)    $17,236,970
                               ===========   =======     =========     ===========
    Mortgage-backed securities $ 4,374,070   $ 6,690     $(108,072)    $ 4,272,688
                               ===========   =======     =========     ===========

                                                 DECEMBER 31, 1995
                               ---------------------------------------------------
                                              GROSS        GROSS
                                 AMORTIZED  UNREALIZED   UNREALIZED       FAIR
                                   COST       GAINS        LOSSES         VALUE
                               -----------   -------     ---------     ----------
    Investment securities      $ 7,867,263   $21,995     $(68,241)     $7,821,017
                               ===========   =======     =========     ==========
    Mortgage-backed securities $ 4,469,149   $ 9,132     $(87,745)     $4,390,536
                               ===========   =======     =========     ==========

    Unrealized holding gains and losses on securities available for sale, net of taxes, are shown as a separate component of shareholders' equity on the consolidated balance sheet.

    At December 31, 1996 and 1995, an unrealized loss of $91,992 and $82,407, net of a tax effect of $47,390 and $42,452, respectively, was shown as a decrease of shareholders' equity.

    The amortized cost and fair value of investment securities at December 31, 1996, by contractual principal maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without prepayment penalties.


                                               AMORTIZED         FAIR
                                                  COST           VALUE
                                              -----------    -----------
      Due in one year or less                 $10,323,458    $10,322,978
      Due after one year through five years     5,995,316      5,959,427
      Due after five years through ten years      249,521        247,890
      Due after ten years                         706,675        706,675
                                              -----------    -----------
                                              $17,274,970    $17,236,970
                                              ===========    ===========


    There were no sales of mortgage-backed securities available for sale during the years ended December 31, 1996 and 1995.

    At December 31, 1996 and 1995 no investment or mortgage-backed securities available for sale were pledged as collateral for public funds.

    Proceeds from the sale of investment securities available for sale were $119 for the year ended December 31, 1996 and $508,962 for the year ended December 31, 1995. A gross gain of $62 in 1996 and a gross loss of $36,347 in 1995 were realized.


4.  INVESTMENT SECURITIES HELD TO MATURITY:

    A summary of investments held to maturity is as follows:

                                               DECEMBER 31, 1996
                              --------------------------------------------------
                                              GROSS        GROSS
                                 AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                   COST       GAINS        LOSSES       VALUE
                              -----------  -----------   ----------  -----------
    U.S. Treasury securities  $ 9,431,625    $ 26,976     $(3,678)   $ 9,454,923
    Obligations of state and
       political subdivisions   7,461,008     102,451      (3,896)     7,559,563
                              -----------  ----------    ---------   -----------
                              $16,892,633    $129,427     $(7,574)   $17,014,486
                              ===========  ==========    =========   ===========



                                               DECEMBER 31, 1995
                              --------------------------------------------------
                                              GROSS        GROSS
                                 AMORTIZED  UNREALIZED   UNREALIZED     FAIR
                                   COST       GAINS        LOSSES       VALUE
                              -----------  -----------   ----------  -----------

    U.S. Treasury securities  $ 7,144,110   $ 61,829     $      0    $ 7,205,939
    Obligations of state and
        political subdivisions  6,536,167     71,128      (14,053)     6,593,242
                              -----------  ---------     ---------   -----------
                              $13,680,277   $132,957     $(14,053)   $13,799,181
                              ===========  =========     =========   ===========


    The amortized cost and fair value of investment securities held to maturity at December 31, 1996, by contractual principal maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.


                                            AMORTIZED                 FAIR
                                              COST                    VALUE
                                          -----------             -----------
    Due in less than one year             $ 7,232,535             $ 7,246,635
    Due after one year through five years   5,600,463               5,615,346
    Due after five years through ten years  3,655,605               3,740,365
    Due after 10 years                        404,030                 412,140
                                          -----------             -----------
                                          $16,892,633             $17,014,486
                                          ===========             ===========



    At December 31, 1996 the amortized cost and fair value of investment securities held to maturity pledged to secure public funds were $246,804 and $250,352, respectively.

5.  LOANS AND ALLOWANCE FOR CREDIT LOSSES:

    The Company's loan portfolio consisted of the following at December 31:

                                                       1996         1995
     Commercial (including commercial real estate)
     financial                                    $ 74,916,812  $60,839,122
     Real estate construction                       13,441,168   14,217,076
     Real estate mortgage                           19,197,281   19,377,151
     Installment                                     6,546,185    5,155,958
                                                  ------------  -----------
                                                   114,101,446   99,589,307
     Less:
      Allowance for credit losses                   (1,417,583)  (1,115,027)
      Deferred loan fees                              (392,183)    (391,532)
                                                  ------------  -----------
        Loans, net                                $112,291,680  $98,082,748
                                                  ============  ===========



    At December 31, 1996 and 1995 the Company had nonaccrual loans totaling $2,339,000 and $2,884,000, respectively. The approximate amount of interest on nonaccrual loans which would have been recorded as income under the original terms of the loans was $218,000 and $185,000 for fiscal years ended December 31, 1996 and 1995, respectively. The amount of interest income collected on nonaccrual loans that was included in net income for the years ended December 31, 1996 and 1995 was approximately $44,000 and $94,000, respectively.

    An analysis of the allowance for credit losses for 1996 and 1995 is as follows:


                                                     1996             1995
    Balance at beginning of year                  $1,115,027      $  790,949
    Provision charged to operations                  877,384         442,727
    Recoveries on loans                               41,274          48,371
    Loans charged off                               (616,102)       (167,020)
                                                  ----------      ----------
    Balance at end of year                        $1,417,583      $1,115,027
                                                  ==========      ==========


    At December 31, 1996, the recorded investment in loans for which impairment has been recognized totaled approximately $3,421,000, of which approximately $1,890,000 related to loans with no valuation allowance because the loans have been partially written down through charge-offs and approximately $1,531,000 related to loans with a corresponding valuation allowance of approximately $518,000. The Company recognized approximately $169,000 of interest on impaired loans during the portion of the year they were impaired, using the cash basis method.

6.   PREMISES AND EQUIPMENT:

     Premises and equipment consisted of the following at December 31:

                                           1996                   1995
     Land and land improvements          $ 2,324,862            $ 1,458,582
     Buildings and building improvements   2,947,888              1,852,464
     Furniture, fixtures and equipment     2,253,061              1,987,054
     Leasehold improvements                   41,450                 35,170
                                           7,567,261              5,333,270
     Less accumulated depreciation        (1,910,581)            (1,682,787)
                                         -----------            -----------
                                         $ 5,656,680            $ 3,650,483
                                         ===========            ===========


     Depreciation expense totaled $578,332 and $423,972 for the years ended December 31, 1996 and 1995, respectively.


7.   DEPOSITS:



Deposits consisted of the following at December 31:
                                              1996                1995
   Non-interest-bearing demand deposits   $ 20,882,546        $16,386,179
                                          ------------        -----------
   Interest-bearing deposits:
     NOW                                    22,906,967         18,013,829
     Money market                           23,500,191         15,432,416
     Savings                                14,199,721         11,586,981
     Certificates of deposit                74,948,037         67,785,786
                                          ------------        -----------
       Total interest-bearing deposits     135,554,916        112,819,012
                                          ------------        -----------
                                          $156,437,462       $129,205,191
                                          ============       ============



    The aggregate amount of certificates of deposit of $100,000 or more at December 31, 1996 and 1995 was approximately $16,496,000 and $17,713,000, respectively.

    Interest on deposits was as follows for the years ended December 31:

                                               1996                    1995
    NOW                                   $  459,448               $  408,025
    Money market                             781,415                  566,436
    Savings                                  313,398                  321,732
    Certificates of deposit                3,680,544                3,590,257
                                          ----------               ----------
                                          $5,234,805               $4,886,450
                                          ==========               ==========

8.  LONG-TERM BORROWINGS:

    Each Federal Home Loan Bank (FHLB) is authorized to make advances to its member associations, subject to such regulations and limitations as the FHLB may prescribe. There were no advances from FHLB to the Bank during 1996. The Bank's borrowings from the FHLB of Atlanta are as follows at December 31, 1995:


            MATURITY                RATE           1995
         -------------              ----        ----------
         February 1996             6.34%        $   28,846
         July 1996                 6.12%         1,000,000
                                                ----------
                                                $1,028,846
                                                ==========
         Weighted average interest rate               6.13%
                                                ==========


    The FHLB requires that the Bank maintain qualifying mortgages as collateral for its advances. In addition, all of the Bank's FHLB stock is pledged as collateral for such advances.


9.  OTHER OPERATING EXPENSES:

    Other operating expenses are as follows for the years ended December 31:


                                               1996              1995
Salaries and employee benefits              $2,393,048        $2,197,204
Occupancy                                      748,071           698,956
Business development and community support     184,277           206,035
Data processing                                237,134           199,945
Furniture and equipment                        690,346           594,872
Insurance                                       57,659           207,175
Legal and professional fees                    617,962           425,963
Licenses, assessments and taxes                 92,265            81,665
Printing, stationery and supplies              234,490           186,032
Director fees                                  103,500            65,000
Postage and freight                            190,807           196,225
Net other real estate owned costs              733,539           148,615
Other                                          794,613           566,380
                                            ----------        ----------
                                            $7,077,711        $5,774,067
                                            ==========        ==========


10. INCOME TAXES:

    The Company's provision for income taxes consisted of the following for the years ended December 31:


                                           1996          1995
    Current
      Federal                           $ 544,000     $ 805,000
      State                                87,000       147,000
                                        ---------     ---------
        Total current                     631,000       952,000
                                        ---------     ---------
    Deferred
      Federal                            (337,000)     (116,000)
      State                               (60,061)      (14,000)
                                        ---------     ---------
        Total deferred                   (397,061)     (130,000)
                                        ---------     ---------
        Total                           $ 233,939     $ 822,000
                                        =========     =========


Deferred income taxes benefit consisted of the following as of December 31:

                                                                     1996          1995
        Provision for loan losses                                   (70,000)    $(127,000)
        Provision for other real estate owned                      (172,000)      (36,000)
        Depreciation and amortization                               (15,000)      (24,000)
        Valuation allowance on deferred tax asset                   (66,000)       93,000
        Accrued interest on nonaccrual loans                        (80,000)            0
        Adjustment for conversion from accrual basis accounting
            to cash basis accounting                                 30,000       (20,000)
        Other                                                       (24,061)      (16,000)
                                                                  ---------     ---------
                                                                  $(397,061)    $(130,000)
                                                                  =========     =========


    The Company's effective income tax rate varies from the statutory federal income tax rate for the following reasons:

                                                                   YEARS ENDED DECEMBER 31
                                                                   -----------------------
                                                                      1996          1995
    Income tax expense at statutory federal rate                    $297,000      $718,000
    Tax-exempt interest income                                       (98,000)      (65,000)
    State income taxes, net of federal tax benefit                    18,000        87,000
    Increase in (reversal of) valuation allowance on deferred
        tax asset                                                    (66,000)      106,000
    Reorganization costs                                              55,000             0
    Other                                                             27,939       (24,000)
                                                                    --------      --------
                                                                    $233,939      $822,000
                                                                    ========      ========

    Included in other assets at December 31, 1996 and 1995 are net deferred tax assets of $746,000 and $370,000, respectively. The tax effects of the temporary differences that comprise the net deferred tax asset are as follows:

                                                       1996                1995
        Deferred tax assets:
          Provision for doubtful accounts            $400,000           $ 330,000
          Provision for other real estate owned       232,000              60,000
          Provision for accrued interest                1,000              20,000
          Depreciation                                 55,000              40,000
          Other                                         6,000               2,000
          Valuation allowance                         (40,000)           (106,000)
          Accrual to cash basis conversion                  0              30,000
          Accrued interest on nonaccrual loans         80,000                   0
          Sales not recognized for books               33,000                   0
                                                     --------           ---------
                                                      767,000             376,000
                                                     --------           ---------
        Deferred tax liabilities:
          Other                                             0              (6,000)
                                                     --------           ---------
            Net deferred tax assets                  $767,000           $ 370,000
                                                     ========           =========

11. COMMITMENTS:

    The Company leases equipment under noncancelable operating leases. The future minimum rental payments, by year and in the aggregate, required under these leases are approximately as follows at December 31, 1996:


         1997                                               $ 57,000
         1998                                                 23,000
         1999                                                 19,000
         2000                                                  8,000
                                                            --------
                                                            $107,000
                                                            ========


Total rental expense recorded by the Company for the years ended December 31, 1996 and 1995 was approximately $108,000 and $178,000, respectively.

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at December 31, 1996 and 1995 were $12,264,000 and $10,988,000, respectively. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, residential real estate, and income-producing commercial properties.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies but may include accounts receivable, inventory, property, plant and equipment and residential real estate for those commitments for which collateral is deemed necessary. The Company had approximately $242,000 and $188,000 in irrevocable standby letters of credit outstanding at December 31, 1996 and 1995, respectively.

13. RELATED PARTY TRANSACTIONS:

    Some of the Directors of the Company are also owners or executive officers in other business organizations. The Company has made loans to these individuals and related companies, as well as to executive officers of the Company. Aggregate loans to these related parties, exclusive of loans to such persons which, in aggregate, do not exceed $60,000, were as follows:

                                              1996          1995
          Balance at beginning of year    $  884,523     $ 839,640
          New loans                          283,000       267,688
          Repayment of loans                 (69,922)     (222,805)
                                          ----------     ---------
          Balance at end of year          $1,097,601     $ 884,523
                                          ==========     =========


    The Company leased office space to a business of which a Director of the Company is a partner. Total rental income received under this lease was approximately $13,000 for the year ended December 31, 1995.


14. FAIR VALUES OF FINANCIAL INSTRUMENTS:

    Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

    CASH AND DUE FROM BANKS: For cash and due from banks, the carrying amount is a reasonable estimate of fair value.

    INVESTMENTS AND MORTGAGE-BACKED SECURITIES: The fair value of investments and mortgage-backed securities is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

    LOANS: The estimated fair value of the Company's performing fixed rate loans was calculated by discounting contractual cash flows adjusted for current prepayment estimates. The discount rates were based on the interest rates charged to current customers for comparable loans. The Company's performing adjustable rate loans reprice frequently at current market rates. Therefore, the fair value of these loans has been estimated to be approximately equal to their carrying amount.

    The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and, accordingly, delinquent loans have been disregarded in the valuation methodologies used.

    DEPOSIT LIABILITIES: The fair value of deposits with no stated maturity, such as demand, NOW, money market and savings is equal to the amount payable on demand as of December 31, 1996. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

    COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT: The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

    The estimated fair values of the Company's financial instruments are as follows:

                                                                    (IN THOUSANDS)
                                                                ----------------------
                                                                         1996
                                                                ----------------------
                                                                 CARRYING       FAIR
                                                                  AMOUNT       VALUE
                                                                ----------  ----------
     Financial assets:
       Cash and due from banks                                  $ 12,440       $ 12,440
       Federal funds sold                                       $    200       $    200
       Investment securities available for sale                 $ 17,237       $ 17,237
       Mortgage-backed securities available for sale            $  4,273       $  4,273
       Investment securities held to maturity                   $ 16,893       $ 17,014
       Loans, net of allowance                                  $112,292       $112,824

     Financial liabilities:
       Deposits                                                 $156,437       $156,945

                                                                CONTRACT        VALUE
                                                                ----------  ----------
     Unrecognized financial instruments:
       Loan commitments                                         $ 12,264       $      0
       Standby letters of credit                                $    242       $      0


    LIMITATIONS: The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instrument. Quoted market prices, when available, are used as the measure of fair value. Where quoted market prices are not available, fair value estimates have been based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are inherently subjective, involving uncertainties and matters of significant judgment, and, therefore, may not be indicative of the value that could be realized in a current market exchange. Changes in assumptions could significantly affect the estimates.

    The fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses for investments and mortgage-backed securities can have a significant effect on fair value estimates and have not been considered in many of the estimates.

15. STOCK TRANSACTIONS:

    A summary of cash dividends declared and paid during the years ended December 31, 1995 and 1996 is as follows:

             DATE OF                           DATE OF        DIVIDEND PAYMENT     TOTAL
             DIVIDEND           DIVIDEND      DIVIDEND        TO SHAREHOLDERS      CASH
            DECLARATION          AMOUNT        PAYMENT          OF RECORD ON     DIVIDENDS
            -----------          ------        -------          ------------     ---------
     1995:
          January 19, 1995         $.05    February 13, 1995   February 3, 1995  $ 76,590
          April 19, 1995           $.05    May 15, 1995        May 5, 1995         76,612
          July 20, 1995            $.06    August 14, 1995     August 4, 1995      92,355
          October 20, 1995         $.06    November 16, 1995   November 6, 1995    92,404
                                                                                 --------
                                                                                 $337,961
                                                                                 ========
     1996:
         January 18, 1996          $.06    February 12, 1996   February 2, 1996  $ 92,404
         April 18, 1996            $.06    May 13, 1996        May 3, 1996         92,668
         July 18, 1996             $.06    August 12, 1996     August 2, 1996      92,668
         October 17, 1996          $.06    November 11, 1996   November 1, 1996    92,668
                                                                                 --------
                                                                                 $370,408
                                                                                 ========

15.  STOCK TRANSACTIONS, CONTINUED

    A summary of stock options exercised during 1995 and 1996 is as follows:




                                                                         COMMON STOCK       ADDITIONAL        TOTAL
                                                                      --------------------    PAID-IN     SHAREHOLDERS'
                                                                      SHARES     PAR VALUE    CAPITAL        EQUITY
                                                                      ------     ---------    ------         ------
   1995:
     Stock options for 500 shares exercised April 7, 1995 at
           $9.75 less stock appreciation rights                        500      $  500         $ 3,575       $ 4,075
     Stock options for 2,200 shares exercised May 22, 1995 at
           $10.00 less stock appreciation rights                     2,200       2,200          13,697        15,897
     Stock options for 2,200 shares exercised July 7, 1995 at
           $10.00 less stock appreciation rights                     2,200       2,200          14,137        16,337
     Stock options for 2,200 shares exercised July 25, 1995 at
           $10.00 less stock appreciation rights                     2,200       2,200          13,257        15,457
     Stock options for 175 shares exercised July 26, 1995 at
           $9.75 less stock appreciation rights                        175         175           1,224         1,399
     Stock options for 120 shares exercised July 27, 1995 at
           $11.25 less stock appreciation rights                       120         120             888         1,008
     Stock options for 100 shares exercised July 31, 1995 at
           $9.75 less stock appreciation rights                        100         100             690           790
     Stock options for 118 shares exercised October 4, 1995 at
           $9.75 less stock appreciation rights                        118         118             823           941
     Stock options for 200 shares at $9.75 and 100 shares at
           $11.50 exercised October 11, 1995 less stock
           appreciation rights                                         300         300           2,194         2,494
     Stock options for 200 shares at $9.75 and 200 shares at
           $11.50 exercised November 16, 1995 less stock
           appreciation rights                                         400         400           2,910         3,310
                                                                     -----      ------         -------       -------
                                                                     8,313      $8,313         $53,395       $61,708
                                                                     =====      ======         =======       =======
   1996:
     Stock options for 200 shares exercised February 7, 1996
           at $11.50 less stock appreciation rights                    200      $  200         $ 2,040       $  2240
     Stock options for 200 shares exercised February 7, 1996
           at $9.75 less stock appreciation rights                     200         200           1,650         1,850
     Stock options for 4,000 shares exercised February 14, 1996
           at $10.00                                                 4,000       4,000          36,000        40,000
                                                                     -----      ------         -------       -------
                                                                     4,400      $4,400         $39,690       $44,090
                                                                     =====      ======         =======       =======


16. DIVIDEND RESTRICTIONS:

    The Bank, as a nationally chartered bank, is limited in the amount of cash dividends that may be paid to its parent. The amount of cash dividends that may be paid is based on the Bank's net profits of the current year combined with the Bank's retained net profits of the preceding two years, as defined by national banking regulations. At December 31, 1996, the Bank had approximately $2,213,000 available for the payment of cash dividends to its parent as determined by the applicable regulations.


17. STOCK WARRANTS:

    In connection with the Company's initial public offering in February 1989, each share of common stock purchased by a Director or organizer of the Company was accompanied by one nontransferable warrant to purchase one additional share of common stock at an offering price of $10.00 per share. A total of 127,000 warrants were issued with an expiration date of February 3, 1999. As a result of the payment of a 10% stock dividend in 1992, the original warrants were canceled and new warrants issued for the purchase of 139,700 shares of common stock at $9.09 per share, exercisable through December 17, 2003. Warrants not exercised prior to or on the expiration date shall expire and become null and void. No warrants were exercised as of December 31, 1996. (See Note 25).


18. STOCK OPTION PLANS:

    In December 1987, the Board of Directors of the Company approved an Employee Incentive Stock Option Plan (ISO Plan). The ISO Plan is designed to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code. Under the ISO Plan, a committee designated by the Board of Directors is authorized to grant options to purchase up to 50,000 shares of common stock to employees of the Company, including officers.
    The committee will administer the ISO Plan and designate the optionees, the number of shares subject to options, the exercise price, date of grant and date of exercise of the option.

    Except for options granted to 10% shareholders, the exercise price of the option must be at least 100% of the fair market value of the Company's common stock on the effective date of grant. Options granted to shareholders possessing more than 10% of the combined voting power of the Company's stock must be at an exercise price not less than 110% of such fair market value. Options must be granted within 10 years from the date of adoption of the ISO Plan. Each option granted under the ISO Plan must be exercised, if at all, within seven years from the date of grant.

     A summary of options granted under the ISO Plan is as follows:

                                                OPTIONS
                                 OPTIONS      EXERCISABLE
        YEAR        OPTION     GRANTED AND  AT DECEMBER 31,
        GRANTED      PRICE     OUTSTANDING       1996
        -------     ------     -----------  ---------------
        1990        $ 9.09        5,500          5,500
        1991        $ 9.09        7,700          7,700
        1992        $10.00        9,000          9,000
                                 ------         ------
                                 22,200         22,200
                                 ======         ======


    In March 1992, the Board of Directors of the Company approved the adoption of the Nonstatutory Stock Option Plan with Stock Appreciation Rights (Nonstatutory Plan). Under the Nonstatutory Plan, a committee consisting of no less than three members of the Board of Directors is authorized to grant options to purchase up to 50,000 shares of common stock to employees of the Company, including officers.

    Options can be granted under the Nonstatutory Plan on such terms and prices determined by the Board of Directors upon recommendation of the committee provided, however, that the per share exercise price of the options cannot be more than the fair market value of the common stock on the date of grant or less than par value of the common stock. Each option granted shall be exercisable for a period of five years from the date of grant. No options may be granted under the Nonstatutory Plan later than ten years from the establishment of the plan. Options granted under the Nonstatutory Plan are not transferable other than by will or the laws of descent and distribution.

    Under the recommendation of the committee, the Board of Directors may grant stock appreciation rights (SAR) to participants of the Nonstatutory Plan. Each SAR may be awarded concurrently with the grant of a nonstatutory option. The Board of Directors shall have the discretion to grant up to one SAR for every 2.5 options granted under the Nonstatutory Plan. Each SAR entitles the participant to receive the excess of the fair market value of common stock on the exercise date less the option price per share of the related option granted under the Nonstatutory Plan. The total appreciation payable to a participant shall be paid in cash, but only in conjunction with the exercise of the related stock option.

    On June 16, 1994, the Company's Board of Directors authorized the issuance of stock options for 10,000 shares of the Company's common stock to Company employees. Nine thousand shares were granted to 53 employees at an exercise price of $11.25 per share, carrying a vesting period of four years. Stock appreciation rights were also granted with this issue, consisting of one share of common stock for each 2.5 shares exercised. During the year ended December 31, 1994, 700 options granted during 1993 and 500 options granted during 1992 were forfeited due to employment termination.

    On March 16, 1995, the Company's Board of Directors authorized the issuance of stock options for 10,000 shares of the Company's common stock to Company employees. Nine thousand shares were granted to 54 employees at an exercise price of $12.75 per share, carrying a vesting period of four years. Stock appreciation rights were also granted with this issue, consisting of one share of common stock for each 2.5 shares exercised. In addition, the Directors authorized the issuance of 2,500 shares of common stock to a Director at $11.48 per share with no vesting period. Stock appreciation rights were granted with this issue, consisting of one share for each 2.5 shares exercised. During the year ended December 31, 1995, 631 options granted during 1994, 700 options granted during 1993 and 500 options granted during 1992 were forfeited due to employee termination.

    A summary of options granted is as follows:

                                                      OPTIONS
                                        OPTIONS    EXERCISABLE AT
         YEAR           OPTION        GRANTED AND   DECEMBER 31,
        GRANTED         PRICE         OUTSTANDING      1996
        -------         ------        -----------  --------------
        1995        $12.75 - $14.00     8,273          4,137
        1994        $11.25 - $11.48     9,217          7,538
        1993        $     9.75          1,000          1,000
        1992        $    11.50          1,250          1,250
                                       ------         ------
                                       19,740         13,925
                                       ======         ======



    Concurrent with the options granted, a total of 1,300 SAR's were awarded in both 1993 and 1992.

    During the year ended December 31, 1996, 869 options granted during fiscal year 1995 were forfeited due to employee termination.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), was effective January 1, 1996 and, if fully adopted, changes the methods for recognition of cost on plans similar to those of the Company. Adoption of SFAS No. 123 is optional; however, proforma disclosures as if the Company adopted the cost recognition requirements under SFAS No. 123 are not presented, as the effects were immaterial. (See Note 25).

    A summary of the status of the Company's stock options as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:


                                                1996                      1995
                                      ------------------------  ------------------------
                                                  WEIGHTED                   WEIGHTED
                                                   AVERAGE                    AVERAGE
                                      OPTIONS   EXERCISE PRICE  OPTIONS   EXERCISE PRICE
                                      -------   --------------  -------   --------------
Outstanding at beginning of year      21,019        $11.92      14,257       $11.05

Granted                                    0          0.00      10,000        12.88

Exercised                               (400)        10.63      (1,713)       10.11

Forfeited                               (879)        12.75      (1,525)       12.08
                                      ------                    ------

Outstanding at end of year            19,740         11.91      21,019        11.92
                                      ======                    ======

Options exercisable at year-end       13,925         11.70      10,547        11.53



19. BENEFIT PLAN:

    Effective January 1, 1991, the Company established a savings plan under
    Section 401(k) of the Internal Revenue Code for eligible employees. The savings plan is designed to provide eligible employees an opportunity for savings for their retirement to supplement benefits provided under the Federal Social Security Act. The savings plan allows employees to defer up to 10% of their income on a pretax basis through contributions to the plan. Employee contributions vest immediately. In accordance with the provisions of the savings plan, for every dollar the employee contributes, the Company may elect to match each participant's contribution in an amount equal to a percentage of the participant's deferral. The matching percentage will be determined each year by the Company's Board of Directors. Matching contributions paid by the Company vest as follows:

                      YEARS OF SERVICE              VESTING PROVISIONS
                      ----------------              ------------------
                            1                               10%
                            2                               25%
                            3                               50%
                            4                               75%
                            5                              100%


    For the years ended December 31, 1996 and 1995, the Company recorded expense for the matching contributions of $41,918 and $39,966, respectively.

20. DEFERRED COMPENSATION:

    The President of the Company has deferred a portion of his salary for the purpose of the purchase of a life insurance contract. The owner and beneficiary of the contract is the Company, and the cash surrender value of this contract is recorded by the Company.

    Upon termination of the President's employment with the Company, the cash surrender value of the contract will be paid to the President, in accordance with the provisions of the deferred compensation agreement, either in a lump sum or in installments.


21. RISKS AND UNCERTAINTIES:

    The earnings of the Company depend on the earnings of the Bank. The Bank is dependent primarily upon the level of net interest income, which is the difference between interest earned on its interest earning assets, such as loans and investments and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of the Bank are subject to risks and uncertainties surrounding its exposure to changes in the interest rate environment.

    Most of the Bank's lending activity is with customers located within Southwest Florida. Generally, the loans are collateralized by real estate consisting of single family residential and commercial properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compares favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

    The financial statements of the Company are prepared in conformity with generally accepted accounting principles that require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

    Significant estimates are made by management in determining the allowance for possible credit losses and carrying values of real estate owned and real estate held for development. Consideration is given to a variety of factors in establishing these estimates including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for possible credit losses and carrying value of real estate assets and real estate held for development is dependent, to a great extent, on general and other conditions that may be beyond the Bank's control, it is at least reasonably possible that the estimates of the allowance for possible credit losses and the carrying values of the real estate assets could differ materially in the near term.

22. REGULATORY CAPITAL:

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

    As of December 31, 1996, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

22.  REGULATORY CAPITAL, CONTINUED

     The Bank's actual capital amounts and ratios are also presented in the table. There were no deductions of interest-rate risk in 1996 or 1995.

                                                                                         TO BE WELL CAPITALIZED
AMOUNTS                                                             FOR CAPITAL          UNDER PROMPT CORRECTIVE
(IN THOUSANDS)                                ACTUAL              ADEQUACY PURPOSES          ACTION PROVISIONS
--------------                          ------------------      --------------------    -------------------------
                                        AMOUNT       RATIO      AMOUNT         RATIO    AMOUNT           RATIO
                                        ------       -----      ------         -----    ------           -----
As of December 31, 1996:

  Total Capital (to Risk Weighted
   Assets)                             $18,241       14.47%   > $   10,085    > 8.0%    > $  12,606       > $10.0%
                                                              -               -         -                 -
 Tier I Capital (to Risk Weighted
   Assets)                             $16,824       13.35%   > $    5,041    > 4.0%    > $   7,561       > $ 6.0%
                                                              -               -         -                 -
 Tier I Capital (to Averaged
   Assets)                             $16,824        9.62%   > $    5,247    > 3.0%    > $   8,744       > $ 5.0%
                                                              -               -         -                 -
 As of December 31, 1995:

 Total Capital (to Risk Weighted
   Assets)                             $17,625       12.63%   > $   11,164    > 8.0%    > $  13,955       > $10.0%
                                                              -               -         -                 -
Tier I Capital (to Risk Weighted
  Assets)                              $16,510       11.83%   > $    5,582    > 4.0%    > $   8,374       > $ 6.0%
                                                              -               -         -                 -
Tier I Capital (to Averaged
  Assets)                              $16,510       11.22%   > $    4,414    > 3.0%    > $   7,357       > $ 5.0%
                                                              -               -         -                 -


23. Future Accounting Requirements:

    In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS No. 125) was issued. SFAS No. 125 provides accounting and reporting standards based on a control-oriented "financial-components" approach. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective on a prospective basis January 1, 1997.

24. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS:

    The financial statements of West Coast Bancorp, Inc., as the parent organization, are presented as follows:

                                 BALANCE SHEETS

                                                                                              DECEMBER 31
                                                                                 -------------------------------------
                                                                                       1996                  1995
Assets
  Cash and due from banks                                                        $      895,750         $      714,715
  Investment securities available for sale                                              500,000                497,615
  Mortgage-backed securities available for sale                                         900,218                925,598
  Investment in banking subsidiary                                                   12,229,437             11,205,716
  Loans                                                                                       0              1,236,545
  Premises and equipment, net                                                         1,231,791              1,268,961
  Other assets                                                                          975,047              1,189,401
                                                                                 --------------         --------------
      Total assets                                                               $   16,732,243         $   17,038,551
                                                                                 ==============         ==============
Liabilities
  Notes payable                                                                  $            0         $      611,007
                                                                                 --------------         --------------
Shareholders' equity
  Common stock                                                                        1,544,466              1,540,066
  Additional paid-in capital                                                         12,814,885             12,775,695
  Unrealized holding loss on securities available for sale, net                         (91,992)               (82,407)
  Retained earnings                                                                   2,464,884              2,194,190
                                                                                 --------------         --------------
     Total shareholders' equity                                                      16,732,243             16,427,544
                                                                                 --------------         --------------

     Total liabilities and shareholders' equity                                  $   16,732,243         $   17,038,551
                                                                                 ==============         ==============

                                STATEMENTS OF OPERATIONS

                                                                                          YEARS ENDED DECEMBER 31
                                                                                 --------------------------------------
                                                                                      1996                   1995
Interest income                                                                  $      114,876         $      168,590
Loan fees                                                                                45,054                163,916
Rental income                                                                           187,307                 72,479
Other income                                                                                226                 30,543
Other expenses                                                                         (910,313)              (460,584)
Loss on sale of securities                                                                    0                (36,347)
                                                                                 --------------         --------------
   Loss before income taxes                                                            (562,850)               (61,403)
Income tax benefit                                                                      175,128                  3,457
                                                                                 --------------         --------------
   Loss before equity in undistributed earnings
     of banking subsidiary                                                             (387,722)               (57,946)
Equity in undistributed earnings of banking subsidiary                                1,028,324              1,346,812
                                                                                 --------------         --------------

   Net income                                                                    $      640,602         $    1,288,866
                                                                                 ==============         ==============

                            STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED DECEMBER 31
                                                                                 -------------------------------------
                                                                                       1996                  1995
   CASH FLOWS PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:                                                                  $     (134,635)        $      174,044
                                                                                 --------------         --------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of premises and equipment                                                    0               (695,292)
     Net decrease in investments and interest-bearing deposits                                0                867,819
     Net increase in loans purchased                                                   (497,626)              (562,526)
     Proceeds from sale of loans                                                      1,750,621                      0
                                                                                 --------------         --------------
         Net cash provided by (used in) investing activities                          1,252,995               (389,999)
                                                                                 --------------         --------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock (net of stock
         offering costs)                                                                 44,090                 74,011
     Proceeds for short-term borrowings                                                       0                611,007
     Repayment of short-term borrowings                                                (611,007)                     0
     Payment of dividends                                                              (370,408)              (337,961)
                                                                                 --------------         --------------
         Net cash provided by (used in) financing activities                           (937,325)               347,057
                                                                                 --------------         --------------

         Net increase in cash and cash equivalents                                      181,035                131,102

         Cash and cash equivalents at beginning of year                                 714,715                583,613
                                                                                 --------------         --------------
         Cash and cash equivalents at end of year                                $      895,750         $      714,715
                                                                                 ==============         ==============




25. SUBSEQUENT EVENT:

    In November 1996, the Company entered into a merger agreement, subject to shareholder approval, with F.N.B. Corporation (FNB), a bank holding company headquartered in Hermitage, Pennsylvania, in which the company will be a wholly-owned subsidiary of FNB. Under the terms of the agreement, each share of West Coast Bancorp, Inc. will be exchanged for .794 shares of FNB (the Exchange Ratio). Options and warrants will be converted into and become rights with respect to FNB common stock with the number of shares subject to option and the exercise price adjusted by the Exchange Ratio. The actual per share value will depend upon the price of FNB at the closing of the transaction. FNB will issue 1.3 million shares in the tax free exchange. The merger is expected to close in the second quarter of 1997.

                               INDEX TO EXHIBITS


    Exhibit                                                                                            Sequentially
     Number                                  Description of Exhibits                                  Numbered Pages
    --------                                 -----------------------                                  --------------
        3.1    --      Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-18
                       (Registration No. 33-19069-A) previously filed with the Commission.

        3.2    --      Articles of Amendment to the Articles of Incorporation, incorporated by reference herein to Exhibit 3.2 of the Company's Registration Statement on
                       Form SB-2 (Registration No. 33-59954) previously filed with the Commission.

        3.3    --      By-Laws of the Company, incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-18 (Registration No.
                       33-19069-A) and previously filed with the Commission.

        4.1    --      See Exhibits 3.1, 3.2 and 3.3 for provisions of the Articles of
                       Incorporation, as amended and the By-Laws of the Company defining the rights of holders of the Company's Common Shares.

        4.2    --      Form of Warrant dated December 17, 1993 issued to certain directors of the
                       Company, incorporated by reference herein to Exhibit 4.2 of the Company's
                       Form 10-KSB for the fiscal year ended December 31, 1993 previously filed with the Commission.

       10.1    --      Commercial Lease, dated July 22, 1992, by and between Founders National
                       Trust Bank and the Bank for lease of the Fort Myers branch office location, incorporated herein by reference to Exhibit 10.1 of the Company's
                       Registration Statement on Form SB-2 (Registration No. 33-59954) previously filed with the Commission.

       10.2    --      Lease, dated January 1, 1996, by and between First National Bank of
                       Southwest Florida and West Coast Bancorp, Inc. for lease of Trafalgar
                       Branch office location, incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995 previously filed with the Commission.

       10.3    --      Lease, dated February 1, 1995, by and between First National Bank of
                       Southwest Florida and Devic Rentals for lease of the residential mortgage loan department location, incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-KSB for the fiscal year ended December 31, 1995 previously filed with the Commission.

       10.4    --      Employee Incentive Stock Option Plan, dated December 16, 1987, incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement
                       on Form S-18 (Registration No. 33-19069-A) previously filed with the
                       Commission.

       10.5    --      Nonstatutory Stock Option Plan with Stock Appreciation Rights, adopted
                       March 19, 1992, and Form of Nonstatutory Stock Option Plan Agreement,
                       incorporated herein by reference to Exhibit 10.3 of the Company's
                       Registration Statement on Form SB-2 (Registration No. 33-59954) previously filed with the Commission.

       10.6    --      Data Processing Service Agreement, dated October 20, 1993, by and between the Bank and First Integrated Systems (effective February 20,1994)
                       incorporated herein by reference to Exhibit 10.4 of the Company's
                       Form 10-KSB for the fiscal year ended December 31, 1994 previously filed with the Commission.


       10.7    --      Employment Agreement, dated January 1, 1994, by and among the Company, the
                       Bank and Michael P. Geml, President of the Company and the Bank
                       incorporated herein by reference to Exhibit 10.5 of the Company's
                       Form 10-KSB for the fiscal year ended December 31, 1993 previously filed with the Commission.

      *10.8    --      Employment Extension Agreement, dated November 7, 1996, by and among the
                       Company, the Bank, and Michael P. Geml, President of the Company and the
                       Bank.

      *10.9    --      Severance Pay Agreement by and between the Bank and Nicholas J. Panicaro.

      *10.10   --      Severance Pay Agreement by and between the Bank and Andre D. Delmotte.

       21.1    --      Subsidiaries of the Company, incorporated herein by reference to Exhibit 22 of the Company's Annual Report on Form 10-K for the fiscal year ended
                       December 31, 1988 previously filed with the Commission.

      *23.1    --      Consent of Coopers & Lybrand L.L.P.

      *27.1    --      Financial Data Schedule (for SEC use only).

____________________
*  Exhibit filed herewith.